Form 10-Q
period 1995-03-31
CONTINENTAL HEALTH AFFILIATES INC
filed 1995-05-15
CIK 354761

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- - - - - ----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- - - - - ----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------------- to -----------
- - - - - ----------


Commission file number  0-11895
                       --------

                             CONTINENTAL HEALTH AFFILIATES, INC.
                   (Exact name of registrant as specified in its charter)


       Delaware                                          22-2362097
- - - - - -------------------------------               -------------------------------
(State of other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)

910 Sylvan Avenue, Englewood
Cliffs, NJ                                                07632
- - - - - -------------------------------               -------------------------------
(Address of principal executive                        (Zip Code)
offices)


Registrant's telephone number, including area code (201) 567 - 4600
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ----    ----

                  Number of Shares of Registrant's Common Stock Outstanding
                                   May 12, 1995: 7,825,059

                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                                            Index
                                            -----


                                                                Page Number
                                                                -----------
PART I FINANCIAL INFORMATION:


Item 1        Consolidated Balance Sheets (Unaudited) at March 31, 1995
              and December 31, 1994 . . . . . . . . . . . . . . . . . . . 2

              Consolidated Statements of Operations (Unaudited) for the three months ended March 31,
              1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31,
              1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . 4

              Note to Unaudited Consolidated Financial Statements . . . . 5

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . 6



PART II       OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .  10

              Signatures  . . . . . . . . . . . . . . . . . . . . . . .  13

				CONTINENTAL HEALTH AFFILIATES, INC.
				     	AND SUBSIDIARIES

				   CONSOLIDATED BALANCE SHEETS
					    (Unaudited)

			Assets					      March 31		December 31,
			------					        1995		    1994
								    -------------      --------------
Current assets:
    Cash and cash equivalents                                     	$515,000          $1,161,000
    Patients' funds                                  			 203,000       	     205,000
    Accounts receivable, net of allowances for uncollectible
      accounts of $3,418,000 and $3,137,000    			       6,460,000           6,264,000
    Inventories                                    		       1,691,000           1,407,000
    Deferred income taxes                                                849,000             849,000
    Prepaid expenses and other current assets  				 957,000           1,231,000
								    -------------      --------------
        Total current assets                                          10,675,000          11,117,000

Property and equipment, at cost, net of accumulated depreciation
    and amortization of $3,710,000 and $3,564,000   		       9,966,000           9,903,000
Mortgage note receivable                                               7,399,000           7,399,000
Goodwill, net of accumulated amortization of $580,000 and $558,000       360,000             382,000
Deferred income taxes                                                    220,000             220,000
Other assets                   					       1,397,000           1,464,000
								    -------------      --------------
        Total assets                            		     $30,017,000 	 $30,485,000
								    =============      ==============

                      Liabilities and Stockholders' Equity
		      ------------------------------------

Current liabilities:
    Current portion of long-term debt 				      $3,520,000          $3,165,000
    Accounts payable                               		       8,107,000           7,451,000
    Other current liabilities                                          4,672,000           4,893,000
								    -------------      --------------
       Total current liabilities 				      16,299,000          15,509,000

Long-term debt, net of current portion  			      10,791,000          10,806,000
Deferred income                                      			 904,000           1,194,000
Other liabilities                                    			 360,000             471,000

Minority interest in subsidiary  				       1,645,000           1,877,000

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.02 par value; $100 liquidation preference;
     1,000,000 shares authorized; 13,884 shares outstanding   		   1,000               1,000
    Common stock, $.02 par value; 15,000,000 shares authorized;
     7,825,059 shares outstanding                             		 156,000             156,000
    Additional paid-in capital                                        20,191,000          20,226,000
    Accumulated deficit                                              (20,330,000)        (19,755,000)
								    -------------      --------------
       Total stockholders' equity                             		  18,000             628,000
								    -------------      --------------

       Total liabilities and stockholders' equity   		     $30,017,000         $30,485,000
								    =============      ==============

See accompanying notes to consolidated financial statements.


			CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

				   CONSOLIDATED STATEMENT OF OPERATIONS
					    (Unaudited)

			      					       Three Months Ended March 31,
								     -------------------------------
			      					          1995		    1994
								     --------------    -------------
Revenues:
     Nursing home services                                   		$8,957,000	$11,074,000
     Infusion therapy and other medical services  			 5,004,000	  3,268,000
								     --------------    -------------
        Total revenues                          			13,961,000	 14,342,000
								     --------------    -------------
Operating expenses:
     Personnel              						 7,073,000	  7,602,000
     Medical and nutritional product   					 2,535,000	  1,355,000
     Health care and lodging                                        	 2,754,000	  3,263,000
     Selling, general and administrative 				 1,617,000	  1,340,000
     Provision for uncollectible accounts                                  498,000	    460,000
     Depreciation and amortization                                         182,000	    310,000
								     --------------    -------------
         Total operating expenses                                 	14,659,000	 14,330,000
								     --------------    -------------
   Income (loss) from operations                                          (698,000)	     12,000
   Interest and dividend income                                             92,000	     29,000
   Interest and other financing costs                            	  (319,000)	   (556,000)
   Other income, net                             			   118,000	    171,000
   Minority interest in loss of subsidiary 				   232,000	     96,000
								     --------------    -------------
   Loss before income taxes and extraordinary gains    			  (575,000)	   (248,000)
   Benefit for income taxes                                          	       ---	   (330,000)
								     --------------    -------------
   Income (loss) before extraordinary gains                         	  (575,000)	     82,000
   Extraordinary gains on extinguishment of debt (net of income
    taxes of $171,000)							       ---	  1,058,000
								     --------------    -------------
   Net income (loss)                          				  (575,000)	  1,140,000

   Preferred dividends                                 			   (35,000)	    (35,000)
								     --------------    -------------
          Net income (loss) applicable to common shareholders  		 ($610,000)	 $1,105,000
								     ==============    =============
   Earnings (loss) per share:

      Before extraordinary items                                            ($0.08)	      $0.01
      Extraordinary items                                         	       ---	       0.13
								     --------------    -------------
          Net income (loss) applicable to common shareholders 		     $0.08	      $0.14
								     ==============    =============

   See accompanying notes to financial statements.

		CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

		   CONSOLIDATED STATEMENTS OF CASH FLOWS
			         (Unaudited)


			      				       Three Months Ended March 31,
							     -------------------------------
			      				          1995		    1994
							     --------------    -------------
Operating activities:
    Net income (loss)     					($575,000)	$1,140,000
    Adjustments  to  reconcile  net  income   (loss)
     to net cash used in operating activities:
        Depreciation and amortization      			  182,000	   310,000
        Amortization of deferred financing costs   		   16,000	    18,000
        Provision for uncollectible accounts   			  498,000	   460,000
        Amortization of deferred income  			 (290,000)	  (290,000)
        Loss on translation of foreign currency debt  		  360,000	   104,000
        Minority interest   					 (232,000)	   (96,000)
        Extraordinary gains   					      ---	(1,058,000)
        Increase (decrease) from changes in:
            Accounts receivable  				 (694,000)	  (439,000)
            Inventories 					 (284,000)	    29,000
            Prepaid expenses and other current assets  		  274,000	  (173,000)
            Other assets    					   45,000	    63,000
            Accounts payable   					  656,000	  (358,000)
            Other current liabilities   			 (219,000)	  (271,000)
            Other liabilities 					 (111,000)	  (101,000)
							     --------------    -------------
            Net cash used  in  operating  activities   		 (374,000)	  (662,000)
							     --------------    -------------
Investing activities:
     Expenditures for property and equipment 			 (170,000)	   (31,000)
							     --------------    -------------
Financing activities:
     Net proceeds from not-for-profit borrowings   		      ---	12,905,000
     Net proceeds from long-term borrowings 			      ---	   790,000
     Payments of short-term borrowings 				      ---      (13,750,000)
     Payments of long-term borrowings  				  (67,000)	   (73,000)
     Payment of preferred dividends 				  (35,000)	   (35,OO0)
							     --------------    -------------
            Net cash used  in  financing  activities   		 (102,000)	  (163,O00)
							     --------------    -------------
Net decrease in cash and cash equivalents  			 (646,000)	  (856,000)
Cash and cash equivalents, beginning of period   		1,161,000	 3,527,000
							     --------------    -------------
Cash and cash equivalents, end of period  			 $515,000	$2,671,000
							     ==============    =============

See accompanying notes to consolidated financial statements.

                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)


(1)    Unaudited information
       ---------------------

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1995, and the results of its operations and changes in cash flows for the three month periods ended March 31, 1995 and 1994. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements of the Company. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                 Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations

                                    RESULTS OF OPERATIONS


                       Three Months Ended March 31, 1995 Compared with
                       -----------------------------------------------
                              Three Months Ended March 31, 1994
                              ---------------------------------

Total revenues decreased by $381,000, or 3%, as revenues of the Heritage Facility were included through March 16 in 1994, but 1995 revenues include only fees for managing the Heritage Facility. Excluding revenues pertaining to the Heritage Facility in both years, total revenues increased by $1,478,000, or 12%.

Nursing home services revenues decreased by $2,117,000, or 19%. Excluding revenues pertaining to the Heritage Facility in both years, nursing home services revenues decreased by $257,000, or 3%, primarily due to a $339,000 retroactive Medicaid rate adjustment included in 1994 related to a prior period. Excluding the Heritage Facility in both years, total patient days decreased 2%, due to a 40 bed reduction in the number of available beds at one of the Company's nursing homes during the third quarter of 1994, but the occupancy percentage increased from 92.0% in 1994 to 94.2% in 1995. The decrease in volume was offset by higher per diem rates.

Infusion therapy and other medical services revenues increased by $1,736,000, or 53%, primarily due to a $1,737,000, or 108%, increase in home infusion division revenues. This increase is partially attributed to a 68% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through successful marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company beginning to provide in the second quarter of 1994 Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") to patients with Gaucher's disease. Sales of Ceredase(R) in 1995 were $856,000. Ceredase(R) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

Personnel costs decreased by $529,000, or 7%. Excluding the Heritage Facility, personnel costs increased by $517,000, or 8%, primarily attributed to normal cost of living increases, higher Infu-Tech nursing costs incurred to support the 68% increase in home infusion volume and increased Infu-Tech pharmacy payroll costs due to new pharmacy operations and the higher home infusion volume. In addition, Infu-Tech hired additional marketing and sales personnel as part of the strategy to aggressively pursue new managed care contracts, as well as to implement recently signed managed care contracts.

Costs of medical and nutritional products sold to patients and other customers increased by $1,180,000, or 87%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 41% in 1994 to 51% in 1995. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(R) sales discussed above.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $509,000, or 16%.
Excluding the Heritage Facility, health care and lodging expenses decreased by $38,000, or 1%, primarily attributed to the reduction in the number of available beds discussed above.

Selling, general and administrative costs increased by $277,000, or 21%. Excluding the Heritage Facility, selling, general and administrative costs increased by $327,000, or 25%, primarily attributed to additional Infu-Tech costs incurred to support the 68% increase in home infusion volume, start-up costs associated with new businesses and higher rent, travel and entertainment costs.

Excluding the Heritage Facility, the provision for uncollectible accounts was 4% of revenues in both 1995 and 1994.

Depreciation and amortization expenses decreased by $128,000.
Excluding the Heritage Facility, depreciation and amortization expenses decreased by $10,000, as certain leasehold improvements became fully amortized during the second quarter of 1994.

                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                 Item 2.   Management's Discussion and Analysis of Financial
                             Condition and Results of Operations
                                         (Continued)


Interest and dividend income increased by $63,000, primarily due to $74,000 of interest income earned on the $7.4 million mortgage note receivable which has been outstanding since March 16, 1994.

Interest and other financing costs decreased by $237,000, primarily due to lower debt balances.

Other income of $118,000 in 1995 and $171,000 in 1994 primarily consists of amortization of deferred income of $290,000 in both 1995 and 1994, $188,000 of income in 1995 resulting from an adjustment to accruals related to the deconsolidation of the Heritage Facility, partially offset by unrealized foreign currency translation losses of $360,000 in 1995 and $104,000 in 1994.

Minority interest in loss of subsidiary of $232,000 in 1995 and $96,000 in 1994 represents the portion of the net loss of Infu-Tech allocable to minority stockholders.

The benefit for income taxes of $330,000 in 1994 consists of the benefit of the $171,000 income tax provision related to the extraordinary gains and the $159,000 benefit for income taxes for Infu-Tech, a 59% owned subsidiary which files its own Federal income tax return.

The 1995 loss was $575,000 ($.08 per share) compared to prior year income before extraordinary gains of $82,000 ($.01 per share). The extraordinary gains of $1,058,000 in 1994 represented the amounts by which bank loans were satisfied for less than their principal amounts, net of transaction costs and income taxes.

The preferred stock dividend relates to the 5% exchangeable preferred stock.

The net loss applicable to common shareholders in 1995 was $610,000 ($.08 per share) compared to net income applicable to common shareholders in 1994 of $1,105,000 ($.14 per share).

                               LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had stockholders' equity of $18,000 and total liabilities of $28,354,000. The total liabilities at March 31, 1995 included debt of $14,311,000, which included SFr 2,900,000 (equal to $2,575,000) principal amount of 6% Swiss franc denominated convertible bonds due June 27,1995 (the "Bonds"); $705,000 principal amount of a secured loan ("Secured Loan") due June 30, 1995 as amended; $1,200,000 principal amount of 14 1/8% subordinated debentures due September 1996 (the "Subordinated Debentures"); $1,213,000 principal amount of 8% notes due 1999; and $5,006,000 principal amount of 6% notes and 6% convertible notes due 2003.

Pursuant to a management agreement entered into in January 1994, the Company is entitled to fees for managing the Heritage Facility. However, the mortgage loan entered into by Senior Care Foundation, Inc. ("SCF"), the owner of the Heritage Facility, prohibits any payments (including management fees and principal and interest on a second mortgage note) to the Company until the Heritage Facility attains specified financial levels (coverage ratio of 1.25 to 1, current ratio of 1.1 to 1 and net worth of $100,000). In 1994, the Company did not receive any payments from SCF and the Company waived all management fees and interest through December 31, 1994. Because the Heritage Facility attained the specified financial levels at December 31, 1994, the Company received and recorded in the first quarter of 1995 management fees of $128,000 and interest income of $74,000. Based upon current and anticipated operating levels of the Heritage Facility, SCF should be able to pay the management fees and interest which become due for the remainder of 1995. At March 31, 1995 the Company was not in compliance with certain financial covenants of the SCF mortgage loan (which the Company had guaranteed $2.0 million), which were waived by the lender.
					7

                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                 Item 2.   Management's Discussion and Analysis of Financial
                             Condition and Results of Operations
                                         (Continued)


The Company's cash and cash equivalents balance decreased from $1,161,000 at December 31, 1994 to $515,000 at March 31, 1995.
Included in the March 31, 1995 balance is $438,000 held by Infu-Tech. In connection with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from advancing money to (or borrowing money from) the remainder of the Company subsequent to December 31, 1992. Therefore, at March 31, 1995, the Company (excluding Infu-
Tech) only had access to $77,000 of cash and cash equivalents.

During 1995, the Company used $374,000 of cash in operating activities, primarily due to the net loss of $575,000, an increase in inventories of $284,00 and an increase in net receivables of $196,000. This was partially offset by a $437,000 increase in accounts payable and other current liabilitites, and a $274,000 reduction in prepaid expenses and other current assets.

Although the Company used $374,000 of cash in operating activities, Infu-Tech used $639,000 of cash in operating activities. The Company (excluding Infu-Tech) generated $265,000 of cash from operating activities. The Infu-Tech use of cash in operating activities was primarily due to a net loss of $551,000, an increase of $246,000 in net accounts receivable, and an increase of $284,000 in inventories, partially offset by a $480,000 increase in accounts payable.

The increase in Infu-Tech's net accounts receivable is primarily attributed to significant growth in first quarter Infu-Tech revenues. Infu-Tech's overall outstanding accounts receivable has decreased from 71 days' sales at December 31, 1994, to 68 days' sales at March 31, 1995, but is still significantly higher than the 54 days' sales at December 31, 1993. The increase from December 31, 1993 is primarily the result of a slow-down in payments from Medicare, because of changes in the Medicare claims processing systems effective January 1, 1994. As a result of these changes, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of claims rejected. This is an industry-wide problem, which is not unique to Infu-Tech. Infu-Tech is confident that as both they and the Medicare intermediaries adapt to the new systems, claims processing will improve and the days' sales outstanding of accounts receivable will decrease.

The increase in Infu-Tech's inventories is primarily to support the higher Infu-Tech sales levels. The increase in Infu-Tech's accounts payable is primarily attributed to the higher Infu-Tech inventory purchases.

As of March 31, 1995, Infu-Tech's working capital was $3.9 million, which was substantially lower than the December 31, 1994 working capital of $4.5 million. Further, at March 31, 1995, Infu-Tech's cash and cash equivalents of $438,000 were $658,000 less than the nearly $1.1 million at December 31, 1994 and its accounts payable of almost $2.2 million were $480,000 higher than the approximately $1.7 million at December 31, 1994. Infu-Tech does not have the resources to finance continued growth in sales without borrowings, unless it can significantly accelerate collections of accounts receivable. At May 12, 1995, Infu-Tech was in preliminary stages of negotiating a line of credit secured primarily by its accounts receivable and inventories.

During 1995, the Company invested $170,000 in property and equipment, consisting mostly of nursing home facility improvements.

During 1995, the Company repaid $67,000 of long-term borrowings and paid preferred dividends of $35,000.

Excluding Infu-Tech, the Company generated $265,000 of cash from operating activities, which was invested in property and equipment ($155,000) and used in financing activities ($98,000), resulting in a $12,000 increase in cash and cash equivalents, from $65,000 at December 31, 1994 to $77,000 at March 31, 1995.

                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                 Item 2.   Management's Discussion and Analysis of Financial
                             Condition and Results of Operations
                                         (Continued)


While the 1993 and 1994 debt transactions significantly improved the Company's financial condition and decreased its interest costs, the loss of cash flow from the Heritage Facility in 1994 adversely effected the Company's liquidity. Because the Heritage Facility had attained the specified financial levels at December 31, 1994 required to begin making payments to the Company, the Company began receiving payments from the Heritage Facility in January 1995. Based upon current and anticipated operating levels of the Heritage Facility, the Company estimates it will receive approximately $830,000 in management fees and interest income in 1995, of which $202,000 was received in the first quarter of 1995. Additional cash flow generated by the Heritage Facility, if any, will be used to repay principal on its $7.4 million debt to the Company. If the Heritage Facility is able to pay interest and management fees throughout 1995, the cash flow from the Heritage Facility, together with proceeds of an expected sale of eight acres of land in New Jersey or borrowings against accounts receivable, should increase the Company's cash flow to the point where the Company (excluding Infu-Tech) will be able to meet its ongoing obligations, other than debt maturities, without requiring dividends from Infu-Tech. In March 1994, the Company signed a contract to sell the eight acres to an unaffiliated person for $875,000. A suit attempting to prevent local approvals needed to complete this transaction was withdrawn in March 1995.

At March 31, 1995, the Company had approximately $3.5 million of debt due in 1995 (consisting primarily of the Bonds and Secured
Loan) and approximately $1.4 million of debt due in 1996 (consisting primarily of the Subordinated Debentures). Beyond 1996, the next significant required debt repayment is not until 1999.

The Company has no arrangements under which it can make borrowings. At March 31, 1995, the Company had a working capital deficit of $5,624,000. Excluding Infu-Tech, which had working capital of $3,871,000, the Company's working capital deficit was $9,495,000.

The Company has extended the maturity of the Secured Loan until June 30, 1995. The Company is pursuing financing to replace the Secured Loan on terms more favorable to the Company, including the release of the security interest in accounts receivable.

The Company has no specific source of funds with which to pay the principal of the Bonds when they mature in June 1995. The Company may attempt to negotiate extensions or modifications of its obligations with regard to at least some of these Bonds and may use proceeds of asset sales or seek loans to meet its obligations with respect to the Bonds.

The Company does not have any material commitments for capital expenditures.

                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

Part II       Other Information

       Item 1        Legal Proceedings
                     There are no presently pending material legal proceedings other than as reported in the Company's 1994 Form 10K.

       Item 2        Changes in Securities
                     None

       Item 3        Defaults Upon Senior Securities
                     None

       Item 4        Submission of Matters to Vote of Security Holders
                     None

       Item 5        Other Information
                     None

       Item 6        Exhibits and Reports on Form 8-K

              A. Exhibits - The following exhibits are filled herewith or incorporated herein.

                     11 Calculation of earnings per share - three months ended March 31, 1995.

                     11.1 Calculation of earnings per share - three months ended March 31, 1994.

                     27            Financial Data Schedule

              B. Reports on Form 8-K during the quarter ended March 31, 1995: None.

                                                                 Exhibit 11

                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                              Calculation of Earnings Per Share

                              Three Months ended March 31, 1995
                                         (Unaudited)

                                                                  Primary
                                                                ------------

Net loss applicable to common shareholders                      $  (610,000)
                                                                ============

Adjustment of shares outstanding:
  Weighted average number of shares outstanding			  7,825,059
  Average net additional equivalent shares issuable                    ---
                                                                  ---------
Weighted average number of common shares and
  common shares equivalent                                 	  7,825,059
								  =========
Loss per share							$      (.08)
                                                                ============


The above does not give effect to the assumed conversion of the Swiss franc denominated convertible bonds issued on June 27, 1985 since the effect would be antidilutive.

                                                                Exhibit 11.1



                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                              Calculation of Earnings Per Share

                              Three Months ended March 31, 1994
                                         (Unaudited)

                                                                  Primary
                                                                ------------

Net loss applicable to common shareholders                  	$  1,105,000
                                                                 ===========

Adjustment of shares outstanding:
  Weighted average number of shares outstanding 		   7,661,439
  Average net additional equivalent shares issuable 		        ---
								   ---------
Weighted average number of common shares and
  common shares equivalent                                 	   7,661,439
								   =========
Earnings per share                                           	$        .14
                                                                  ==========



The above does not give effect to the assumed conversion of the Swiss franc denominated convertible bonds issued on June 27, 1985 since the effect would be antidilutive.

                    CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES



                                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Continental Health Affiliates, Inc.



Date   May 15, 1995                         JACK ROSEN
     ----------------------               ------------------------------------
                                          Jack Rosen
                                          Chairman, and Director
                                          (Chief Executive Officer)



Date   May 15, 1995                         GARY S. FINKEL
     ----------------------               ------------------------------------
                                          Gary S. Finkel
                                          Vice President and Chief Financial
                                            Officer