Form 10-Q
period 1995-06-30
CONTINENTAL HEALTH AFFILIATES INC
filed 1995-08-14
CIK 354761

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________


Commission file number  0-11895

                   CONTINENTAL HEALTH AFFILIATES, INC.
        (Exact name of registrant as specified in its charter)

    Delaware                                        22-2362097
--------------------------------------	-----------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)           Number)


910 Sylvan Avenue, Englewood Cliffs, NJ              07632
---------------------------------------  -----------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
  area code  		                       (201) 567 - 4600
					 -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
		       -

    Number of Shares of Registrant's Common Stock Outstanding
                    August 11, 1995: 7,830,059

            CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                                   Index
				   -----
					                Page Number
							-----------

PART I          FINANCIAL INFORMATION:


	Item 1  Consolidated Balance Sheets (Unaudited)
		at June 30, 1995 and December 31, 1994. . .    2

		Consolidated Statements of Operations
		(Unaudited) for the six months ended
		June 30, 1995 and 1994. . . . . . . . . . .    3

                Consolidated Statements of Operations
		(Unaudited) for the three months
		ended June 30, 1995 and 1994 . . . . . . . .   4

                Consolidated Statements of Cash Flows
		(Unaudited) for the six months ended
		June 30, 1995 and 1994 . . . . . . . . . . .   5

                Notes to Unaudited Consolidated Financial
		Statements . . . . . . . . . . . . . . . . .   6

	Item 2  Management's Discussion and Analysis of
		Financial Condition and Results of
		Operations . . . . . . . . . . . . . . . . .   7


PART II -  OTHER INFORMATION . . . . . . . . . . . . . . . .  12

                 Signatures  . . . . . . . . . . . . . . . .  16

     CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

	   	   CONSOLIDATED BALANCE SHEETS
			   (Unaudited)

						June 30,	December 31,
		Assets				  1995		    1994
                ------				---------	------------
Current assets:
  Cash and cash equivalents			$546,000 	$1,161,000
  Patients' funds				 200,000 	   205,000
  Accounts receivable, net of allowances
    for uncollectible accounts of
    $3,712,000 and $3,137,000		       6,038,000 	 6,264,000
  Inventories				       1,686,000         1,407,000
  Deferred income taxes				 849,000 	   849,000
  Prepaid expenses and other current assets    1,116,000         1,231,000
				              ----------        ----------
     Total current assets		      10,435,000        11,117,000

Property and equipment, at cost,
  net of accumulated depreciation and
  amortization of $3,875,000 and $3,564,000    9,934,000         9,903,000
Mortgage note receivable		       7,399,000         7,399,000
Goodwill, net of accumulated amortization
of $601,000 and $558,000			 339,000           382,000
Deferred income taxes				 220,000           220,000
Other assets				       1,348,000         1,464,000
					      ----------        ----------

Total assets				     $29,675,000       $30,485,000
				             ===========       ===========

	Liabilities and Stockholders' Equity
	------------------------------------

Current liabilities:
  Current portion of long-term debt (note 2) $ 3,424,000       $ 3,165,000
  Accounts payable          		       8,660,000         7,451,000
  Other current liabilities		       4,411,000         4,893,000
					      ----------        ----------
     Total current liabilities		      16,495,000        15,509,000
Long-term debt, net of current portion	      10,766,000        10,806,000
Deferred income				         615,000         1,194,000
Other liabilities				 243,000           471,000

Minority interest in subsidiary		       1,524,000         1,877,000

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.02 par value; $100
 liquidation preference; 1,000,000
 shares authorized; 13,884 shares
 outstanding					   1,000 	    1,000
Common stock, $.02 par value;
  15,000,000 shares authorized;
  7,830,059 and 7,825,059 shares
  outstanding					 156,000          156,000
  Additional paid-in capital		      20,192,000       20,226,000
  Accumulated deficit			     (20,317,000)     (19,755,000)
					     ------------     ------------
     Total stockholders' equity			  32,000 	  628,000
					     ------------     ------------

     Total liabilities and stockholders'
         equity				     $29,675,000      $30,485,000
					     ============     ============

See accompanying notes to consolidated financial statements.

	CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES


		CONSOLIDATED STATEMENTS OF OPERATIONS
			     (Unaudited)

						Six Months Ended June 30,
						-------------------------
						   1995	 	  1994
						------------  -----------
Revenues:
  Nursing home services			     $18,248,000	$20,065,000
  Infusion therapy and other
    medical services			      10,476,000 	  6,993,000
					     -----------        -----------
     Total revenues			      28,724,000 	 27,058,000
					     -----------        -----------

Operating expenses:
  Personnel				      14,493,000	 14,484,000
  Medical and nutritional product	       5,300,000 	  2,870,000
  Health care and lodging		       5,496,000 	  5,908,000
  Selling, general and administrative	       3,014,000 	  2,734,000
  Provision for uncollectible accounts 	         979,000	    875,000
  Depreciation and amortization		         366,000 	    501,000
					     -----------        -----------

Total operating expenses		      29,648,000 	 27,372,000
					     -----------        -----------

Loss from operations			        (924,000)	   (314,000)
Interest and dividend income		         183,000 	     52,000
Interest and other financing costs	        (632,000)          (920,000)
Other income, net			         458,000	    340,000
Minority interest in loss of subsidiary	         353,000	    190,000
					     -----------        -----------
Loss before income taxes and
  extraordinary gains			        (562,000) 	   (652,000)
Benefit for income taxes		              --	   (487,000)
					     -----------        -----------
Loss before extraordinary gains		        (562,000)	   (165,000)
Extraordinary gains on extinguishment
   of debt (net of income taxes of
   $171,000)				              --	  1,058,000
					     -----------        -----------
Net income (loss)			        (562,000)    	    893,000
Preferred dividends			         (35,000) 	    (35,000)
					     -----------        -----------
  Net income (loss) applicable to
  common shareholders			       ($597,000)	   $858,000
					     ===========        ===========
Earnings (loss) per share:

Before extraordinary items		          ($0.08)	     ($0.02)
Extraordinary items			              --	       0.13
					     -----------        -----------

  Net income (loss) applicable to
  common shareholders			           $0.08 	      $0.11
					     ===========        ===========

See accompanying notes to financial statements.

	CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

		CONSOLIDATED STATEMENTS OF OPERATIONS
			    (Unaudited)

						Three Months Ended June 30,
					 	--------------------------
						     1995	   1994
						------------   -----------
Revenues:
  Nursing home services				$9,291,000 	$8,991,000
  Infusion therapy and other medical services	 5,472,000 	 3,725,000
						----------      ----------
     Total revenues				14,763,000 	12,716,000
						----------	----------
Operating expenses:
  Personnel					 7,420,000 	 6,882,000
  Medical and nutritional product		 2,765,000 	 1,515,000
  Health care and lodging			 2,742,000 	 2,645,000
  Selling, general and administrative		 1,397,000 	 1,394,000
  Provision for uncollectible accounts		   481,000 	   415,000
  Depreciation and amortization			   184,000 	   191,000

     Total operating expenses			14,989,000 	13,042,000
						----------	----------
Loss from operations				  (226,000) 	  (326,000)
Interest and dividend income			    91,000 	    23,000
Interest and other financing costs		  (313,000) 	  (364,000)
Other income, net				   340,000 	   169,000
Minority interest in loss of subsidiary		   121,000 	    94,000
						----------	----------
Income (loss) before income taxes		    13,000 	  (404,000)
Benefit for income taxes			        --        (157,000)
						----------	----------
Net income (loss) applicable to common
shareholders					   $13,000 	 ($247,000)
						==========	===========
Earnings (loss) per share applicable to
common shareholders				     $0.00          ($0.03)
						==========      ===========

See accompanying notes to financial statements.

	CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

		CONSOLIDATED STATEMENTS OF CASH FLOWS
			      (Unaudited)
							Six Months Ended June 30,
							--------------------------
							   1995		  1994

							----------     -----------
Operating activities:
  Net income (loss)					($562,000)	$893,000
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Depreciation and amortization			  366,000        501,000
      Amortization of deferred financing costs		   32,000 	  48,000
      Provision for uncollectible accounts		  979,000  	 875,000
      Amortization of deferred income			 (579,000)      (582,000)
      Loss on translation of foreign currency debt	  309,000 	 225,000
      Minority interest					 (353,000) 	(190,000)
      Extraordinary gains					--    (1,058,000)
      Deferred income taxes					--	 (96,000)
      Increase (decrease) from changes in:
         Accounts receivable			         (753,000) 	(600,000)
         Inventories					 (279,000) 	  56,000
         Prepaid expenses and other current assets	  115,000        (60,000)
         Other assets					   71,000 	  55,000
         Accounts payable			        1,209,000 	 211,000
         Other current liabilities			 (476,000) 	(565,000)
         Other liabilities				  228,000 	(303,000)
							----------     -----------
         Net cash used in operating activities           (149,000)      (590,000)
							----------     -----------

Investing activities:
  Expenditures for property and equipment		 (294,000) 	(282,000)
  Purchase by Infu-Tech of treasury stock			--	 (53,000)
							----------     -----------
         Net cash used in investing activities           (294,000)      (335,000)
							----------     -----------
Financing activities:
  Net proceeds from not-for-profit borrowings		        --    12,905,000
  Net proceeds from long-term borrowings			--	 790,000
  Payments of short-term borrowings			        --   (13,570,000)
  Payments of long-term borrowings			 (138,000) 	(140,000)
  Payment of preferred dividends			  (35,000)       (35,000)
  Cost of debt exchange offers				        --	 (19,000)
  Net proceeds from exercise of common stock options	    1,000     	      --
							----------     -----------
         Net cash used in financing activities		 (172,000)      (249,000)
							----------     -----------
Net decrease in cash and cash equivalents		 (615,000)    (1,174,000)
Cash and cash equivalents, beginning of period		1,161,000      3,527,000
							----------     -----------
Cash and cash equivalents, end of period		 $546,000     $2,353,000
							==========     ===========

See accompanying notes to consolidated financial statements.


           CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

(1)     Unaudited information
	---------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1995, and the results of its operations and changes in cash flows for the six-month periods ended June 30, 1995 and 1994. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements of the Company. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)     Debt
	----

        The principal balance of SFr 2,900,000 (approximately $2,525,000) and accrued interest of SFr 174,000 (approximately $152,000) pertaining to the Company's 6% Swiss franc denominated convertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments as of June 30, 1995 and has not made such payments as of August 14, 1995. Non-payment of these obligations did not result in a default under any other financing agreements.

        CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

 Item 2.   Management's Discussion and Analysis of Financial
		Condition and Results of Operations

                    RESULTS OF OPERATIONS

         Six Months Ended June 30, 1995 Compared with
	 --------------------------------------------
                 Six Months Ended June 30, 1994
		 ------------------------------

Total revenues increased by $1,666,000, or 6%, even though revenues of the Heritage Facility were included through March 16, 1994, but 1995 revenues include only fees for managing the Heritage Facility. Excluding revenues pertaining to the Heritage Facility in both years, total revenues increased by $3,392,000, or 14%.

Nursing home services revenues decreased by $1,817,000, or 9%. Excluding revenues pertaining to the Heritage Facility in both years, nursing home services revenues decreased by $91,000, or 1%. Excluding the Heritage Facility in both years, total patient days decreased 1%, primarily due to a 40 bed reduction in the number of available beds at one of the Company's nursing homes, partially offset by a 3% increase in patient days at the other facilities. The occupancy percentage increased from 91.4% in 1994 to 94.1% in 1995.

Infusion therapy and other medical services revenues increased by $3,483,000, or 50%, primarily due to a $3,800,000, or 110%, increase in home infusion division revenues. This increase is partially attributed to a 75% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company's beginning to provide in early 1994 Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") to patients with Gaucher's disease. Sales of Ceredase(R) in 1995 were $1,945,000, compared to $175,000 in 1994.
Ceredase(R) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

Personnel costs increased by $9,000. Excluding the Heritage Facility, personnel costs increased by $1,053,000, or 8%, primarily attributed to normal cost of living increases, higher Infu-Tech nursing costs incurred to support the 75% increase in home infusion patients serviced and increased Infu-Tech pharmacy payroll costs due to new pharmacy operations and the higher number of home infusion patients serviced.

Costs of medical and nutritional products sold to patients and other customers increased by $2,430,000, or 85%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 41% in 1994 to 51% in 1995. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(R) sales discussed above.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $412,000, or 7%.
Excluding the Heritage Facility, health care and lodging expenses increased by $59,000, or 1%.

Selling, general and administrative costs increased by $280,000, or 10%. Excluding the Heritage Facility, selling, general and administrative costs increased by $330,000, or 12%, primarily attributed to higher Infu-Tech distribution costs incurred to support the 75% increase in home infusion patients serviced, start-up costs associated with new businesses and higher rent, travel and entertainment costs.

The provision for uncollectible accounts was 3% of revenues in both
1995 and 1994.

Depreciation and amortization expenses decreased by $135,000.
Excluding the Heritage Facility, depreciation and amortization expenses decreased by $17,000, because certain leasehold improvements became fully amortized during the second quarter of 1994.

         CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

  Item 2.   Management's Discussion and Analysis of Financial
		Condition and Results of Operations (Continued)


Interest and dividend income increased by $131,000, primarily due to $148,000 of interest income earned on a $7.4 million mortgage note receivable in 1995. Interest on this note receivable was not recorded as income in 1994 because agreements of the obligor prevented it from paying that interest.

Interest and other financing costs decreased by $288,000, primarily due to lower debt balances.

Other income of $458,000 in 1995 and $340,000 in 1994 primarily consists of amortization of deferred income of $579,000 in both 1995 and 1994 and $188,000 of income in 1995 resulting from an adjustment to accruals related to the deconsolidation of the Heritage Facility, partially offset by unrealized foreign currency translation losses of $309,000 in 1995 and $225,000 in 1994.

Minority interest in loss of subsidiary of $353,000 in 1995 and $190,000 in 1994 represents the portion of the net loss of Infu-
Tech allocable to minority stockholders.

The benefit for income taxes of $487,000 in 1994 consists of the benefit of the $171,000 income tax provision related to the extraordinary gains and a $316,000 benefit for income taxes for Infu-Tech, a 59% owned subsidiary which files its own Federal income tax return. No tax benefit was recorded in 1995 related to 1995 Infu-Tech operating losses due to the uncertainty related to recognizing the benefit of these operating losses. In the opinion of management, Infu-Tech anticipates taxable income in the future to the extent necessary to recover the deferred tax assets recorded at June 30, 1995.

The 1995 loss was $562,000 ($.08 per share) compared to the prior year loss before extraordinary gains of $165,000 ($.02 per share). The extraordinary gains of $1,058,000 in 1994 represented the amounts by which bank loans were satisfied for less than their principal amounts, net of transaction costs and income taxes.

The preferred stock dividend related to the 5% exchangeable preferred stock.

The net loss applicable to common shareholders in 1995 was $597,000 ($.08 per share) compared to net income applicable to common shareholders in 1994 of $858,000 ($.11 per share).


          Three Months Ended June 30, 1995 Compared with
	  ----------------------------------------------
                Three Months Ended June 30, 1994
		--------------------------------

Total revenues increased by $2,047,000, or 16%.

Nursing home services revenues increased by $300,000, or 3%, primarily attributed to higher management fee income and higher per diem rates. Total patient days remained at the prior year level, as a 40 bed reduction in the number of available beds at one of the Company's nursing homes during the third quarter of 1994 was offset by a 4% increase in patient days at the other facilities. The total occupancy percentage increased from 90.3% in 1994 to 94.1% in 1995.

Infusion therapy and other medical services revenues increased by $1,747,000, or 47%, primarily due to a $2,062,000, or 111%, increase in home infusion division revenues. This increase is partially attributed to a 78% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company's beginning to provide in early 1994 Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") to patients with Gaucher's disease. Sales of Ceredase(R) in 1995 were $1,091,000, compared to $129,000 in 1994.
Ceredase(R) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

      CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

  Item 2.   Management's Discussion and Analysis of Financial
      	     Condition and Results of Operations (Continued)

Personnel costs increased by $538,000, or 8%, primarily attributed to normal cost of living increases and higher Infu-Tech nursing and pharmacy costs incurred to support the 78% increase in home infusion patients serviced. These increases were partially offset by reductions in Infu-Tech sales and administrative personnel.

Costs of medical and nutritional products sold to patients and other customers increased by $1,250,000, or 83%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 41% in 1994 to 51% in 1995. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(R) sales discussed above.

Health care and lodging expenses, which are incurred in connection with nursing home services, increased by $97,000, or 4%, primarily attributed to general cost increases.

Selling, general and administrative costs increased by $3,000.

The provision for uncollectible accounts was 3% of revenues in both
1995 and 1994.

Depreciation and amortization expenses decreased by $7,000, because certain leasehold improvements became fully amortized during the second quarter of 1994.

Interest and dividend income increased by $68,000, primarily due to $74,000 of interest income earned on the $7.4 million mortgage note receivable in 1995. Interest on this note receivable was not recorded as income in 1994 because agreements of the obligor prevented it from paying that interest.

Interest and other financing costs decreased by $51,000, primarily due to lower debt balances.

Other income of $340,000 in 1995 and $169,000 in 1994 primarily consists of amortization of deferred income of $289,000 in both
1995 and 1994, and unrealized foreign currency translation gains of $51,000 in 1995 and losses of $120,000 in 1994.

Minority interest in loss of subsidiary of $121,000 in 1995 and $94,000 in 1994 represents the portion of the net loss of Infu-Tech allocable to minority stockholders.

The benefit for income taxes of $157,000 in 1994 represents 41% of the loss before income taxes for Infu-Tech, a 59% owned subsidiary which files its own Federal tax return. No tax benefit was recorded in 1995 related to 1995 Infu-Tech operating losses due to the uncertainty related to recognizing the benefit of these operating losses. In the opinion of management, Infu-Tech anticipates taxable income in the future to the extent necessary to recover the deferred tax assets recorded at June 30, 1995.

The net income applicable to common shareholders in 1995 was $13,000 ($.00 per share) compared to a net loss applicable to common shareholders in 1994 of $247,000 ($.03 per share).


               LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company had stockholders' equity of $32,000 and total liabilities of $28,119,000. The total liabilities at June 30, 1995 included debt of $14,190,000, which included SFr 2,900,000 (approximately $2,525,000) principal amount of 6% Swiss franc denominated convertible bonds which were due June 27, 1995
(the "Bonds"); $686,000 principal amount of a secured loan
("Secured Loan") due August 31, 1995 as amended; $1,200,000
principal amount of 14-1/8% subordinated debentures due September 1996 (the "Subordinated Debentures"); $1,213,000 principal amount of 8% notes due 1999; and $5,006,000 principal amount of 6% notes and 6% convertible notes due 2003.

       CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

 Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


Although the SFr 2,900,000 (approximately $2,525,000) principal amount of Bonds matured on June 27, 1995, the Company has not paid that principal, or accrued interest of SFr 174,000 (approximately $152,000) which was also due on that date. The Company is attempting to negotiate an arrangement under which it would issue new debt securities, with an increased interest rate, in exchange for the Bonds.

Pursuant to a management agreement entered into in January 1994, the Company is entitled to fees for managing the Heritage Facility. However, the mortgage loan entered into by Senior Care Foundation, Inc. ("SCF"), the owner of the Heritage Facility, prohibits any payments to the Company (including management fees and principal and interest on a second mortgage note held by the Company) unless the Heritage Facility has attained specified financial levels (coverage ratio of 1.25 to 1, current ratio of 1.1 to 1 and a net worth of $100,000). In 1994, the Company did not receive any payments from SCF and the Company waived all management fees and interest through December 31, 1994. Because the Heritage Facility attained the specified financial levels at December 31, 1994 and March 31, 1995, the Company received and recorded in the first half of 1995 management fees of $261,000 and interest income of $148,000. Based upon current and anticipated operating levels of the Heritage Facility, SCF should be able to pay the management fees and interest which become due for the remainder of 1995. At June 30, 1995 the Company was not in compliance with certain financial covenants of the SCF mortgage loan (of which the Company had guaranteed $2.0 million), which were waived by the lender.

The Company's cash and cash equivalents balance decreased from $1,161,000 at December 31, 1994 to $546,000 at June 30, 1995, all
of which is held by Infu-Tech. In connection with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from advancing money to (or borrowing money from) the remainder of the Company. Therefore, at June 30, 1995, the Company (excluding Infu-Tech) had no cash or cash equivalents.

During 1995, the Company used $149,000 of cash in operating activities, primarily due to the net loss of $562,000, an increase in inventories of $279,000 and an increase in net receivables of $226,000. This was partially offset by a $733,000 net increase in accounts payable and other current liabilities.

Although the Company in total used $149,000 of cash in operating activities, Infu-Tech used $527,000 of cash in operating activities. The Company (excluding Infu-Tech) generated $378,000 of cash from operating activities. The Infu-Tech use of cash in operating activities was primarily due to the net loss of $849,000 and an increase of $279,000 in inventories, partially offset by a $660,000 increase in accounts payable.

The increase in Infu-Tech's inventories is primarily to support the higher Infu-Tech sales levels. The increase in Infu-Tech's accounts payable is primarily attributed to the higher Infu-Tech inventory purchases and an improved mix of payment terms.

As of June 30, 1995, Infu-Tech's working capital was $3.6 million, which was substantially lower than the December 31, 1994 working capital of $4.5 million. Further, at June 30, 1995, Infu-Tech's cash and cash equivalents of $546,000 were $550,000 less than the nearly $1.1 million at December 31, 1994 and its accounts payable of $2,342,000, as discussed above, were $660,000 higher than the approximately $1.7 million at December 31, 1994. Based upon preliminary discussions with potential lenders, Infu-Tech believes that it would be able to secure adequate financing, if necessary, to cover its cash requirements for the foreseeable future.

During 1995, the Company invested $294,000 in property and equipment, consisting mostly of nursing home facility improvements.

During 1995, the Company repaid $138,000 of long-term borrowings and paid preferred dividends of $35,000.

Excluding Infu-Tech, the Company generated $378,000 of cash from operating activities, which was invested in property and equipment ($280,000) and used in financing activities ($163,000), resulting in a $65,000 decrease in cash and cash equivalents, from $65,000 at December 31, 1994.

       CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

 Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


The Commonwealth of Pennsylvania conducted an audit with respect to the Medicaid reimbursements for the Philadelphia, Pennsylvania nursing home for the periods ended June 30, 1991 and 1992. As a result of that audit, Pennsylvania has sent a letter to the Company dated May 1995 requesting the recoupment of $494,000 from the nursing home. The Company disputes the results of the audit and has filed an appeal with respect to the periods covered by the audit. The Company is requesting that Pennsylvania refrain from immediately beginning to hold back Medicaid payments due to the nursing home to satisfy the recoupment. If they proceed to hold back Medicaid payments due to the nursing home, the Company would be deprived of a significant source of funds upon which it relies to meet its operating expenses and cash needs. Based upon discussions with counsel, the Company is confident that it will ultimately prevail in its appeal of these audits.

While 1993 and 1994 debt transactions significantly improved the Company's financial condition and decreased its interest costs, the loss of cash flow from the Heritage Facility in 1994 adversely effected the Company's liquidity. Because the Heritage Facility had attained the specified financial levels at December 31, 1994 and March 31, 1995 required to begin making payments to the Company, the Company began receiving payments from the Heritage Facility in January 1995. Based upon current and anticipated operating levels of the Heritage Facility, the Company estimates it will receive approximately $830,000 in management fees and interest income in 1995, of which $409,000 was received in the first half of 1995. Additional cash flow generated by the Heritage Facility, if any, will be used to repay principal on its $7.4 million debt to the Company. If the Heritage Facility is able to pay interest and management fees throughout 1995, the cash flow from the Heritage Facility, together with proceeds of an expected sale of eight acres of land in New Jersey, should increase the Company's cash flow to the point where the Company (excluding Infu-Tech) will be able to meet its ongoing obligations, other than debt maturities, without requiring dividends from Infu-Tech.

At June 30, 1995, the Company had approximately $3.3 million of debt due in 1995 (consisting primarily of the Bonds and Secured
Loan) and approximately $1.4 million of debt due in 1996 (consisting primarily of the Subordinated Debentures). Beyond 1996, the next significant required debt repayment is not until 1999.

The Company has no arrangements under which it can make borrowings. At June 30, 1995, the Company had a working capital deficit of $6,060,000. Excluding Infu-Tech, which had working capital of $3,571,000, the Company's working capital deficit was $9,631,000.

The Company has extended the maturity of a $686,000 Secured Loan until August 31, 1995. The Company is pursuing financing to replace the Secured Loan on terms more favorable to the Company, including the release of the security interest in accounts receivable.

The Company does not have any material commitments for capital expenditures.

        CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

Part II         Other Information

   Item 1       Legal Proceedings
                There are no presently pending material legal proceedings other than as reported in the Company's 1994 Form 10K.

   Item 2       Changes in Securities
                None

   Item 3       Defaults Upon Senior Securities
                The principal balance of SFr 2,900,000 (approximately $2,525,000) and accrued interest of SFr 174,000 (approximately $152,000) pertaining to the Company's 6% Swiss franc denominated covertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments as of June 30, 1995 and has not made such payments as of August 14, 1995. Non-payment of these obligations did not result in a default under any other financing agreements.

   Item 4       Submission of Matters to Vote of Security Holders
                None

   Item 5       Other Information
                None

   Item 6       Exhibits and Reports on Form 8-K

                A. Exhibits - The following exhibits are filled herewith or incorporated herein.

                     .1   Calculation of earnings per
                          share - six months ended June
                          30, 1995.

                     .2   Calculation of earnings per
                          share - six months ended June
                          30, 1994.

                B. Reports on Form 8-K during the quarter ended June 30, 1995: None.

                                                            Exhibit A.1

           CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                     Calculation of Loss Per Share

                      Six Months ended June 30, 1995
                             (Unaudited)

								Primary
								-------

Net loss applicable to common shareholders                    $ (597,000)
							      ==========

Adjustment of shares outstanding:
    Weighted average number of shares outstanding              7,826,309
    Average net additional equivalent shares
    issuable                                                          --
							      ----------


Weighted average number of common shares and common
 shares equivalent                                             7,826,309
Loss per share                                                     $(.08)
							      ==========


The above does not give effect to the assumed conversion of the Swiss franc denominated convertible bonds issued on June 27, 1985 since the effect would be antidilutive.

                                                               Exhibit A.2



         CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                   Calculation of Earnings Per Share

                     Six Months ended June 30, 1994
                             (Unaudited)


								Primary
								-------

Net income available to common shareholders                    $ 858,000
							       =========


Adjustment of shares outstanding:
    Weighted average number of shares outstanding              7,741,999
    Average net additional equivalent shares issuable                 --
							       ---------


Weighted average number of common shares and common
shares equivalent                                  	       7,741,999
							       =========


Earnings per share                                              $    .11
							       =========



The above does not give effect to the assumed conversion of the Swiss franc denominated convertible bonds issued on June 27, 1985 since the effect would be antidilutive.

      CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Continental Health Affiliates, Inc.


Date    August 14, 1995           JACK ROSEN
	----------------------	  -----------------------------------
                                  Jack Rosen
                                  Chairman, and Director
                                  (Chief Executive Officer)




Date    August 14, 1995           GARY S. FINKEL
	----------------------    -----------------------------------
                                  Gary S. Finkel
                                  Vice President and Chief
			          Financial Officer