Form 10-Q
period 1995-09-30
CONTINENTAL HEALTH AFFILIATES INC
filed 1995-11-20
CIK 354761

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________



Commission file number  0-11895
                        --------

                     CONTINENTAL HEALTH AFFILIATES, INC.
           (Exact name of registrant as specified in its charter)


            DELAWARE                                            22-2362097
-------------------------------                         -----------------------

(State of other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


910 SYLVAN AVENUE, ENGLEWOOD CLIFFS, NJ                         07632
---------------------------------------                  ---------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code      (201) 567-4600
                                                        ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  x   No
                      ---     ----



                     Number of Shares of Registrant's Common Stock Outstanding
                                      November 10, 1995: 7,944,351

                   CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                                        INDEX
                                        -----

                                                                   Page Number
                                                                   -----------

PART I   FINANCIAL INFORMATION:


Item 1   Consolidated Balance Sheets (Unaudited) at September 30,
         1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . 2

         Consolidated Statements of Operations (Unaudited) for the
         nine months ended September 30, 1995 and 1994 . . . . . . . . . .3

         Consolidated Statements of Operations (Unaudited) for the
         three months ended September 30, 1995 and 1994. . . . . . . . .  4

         Consolidated Statements of Cash Flows (Unaudited) for the
         nine months ended September 30, 1995 and 1994. . . . . . . . . . 5

         Notes to Unaudited Consolidated Financial Statements . . . . . . 6

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . 7



PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 12

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 16


CONTINENTAL HEALTH AFFILIATES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                 September 30,          December 31,
                        Assets                                       1995                   1994
                       --------                                  -------------          -------------

Current assets:
   Cash and cash equivalents                                        $603,000              $1,161,000
   Patients' funds                                                   200,000                 205,000
   Accounts receivable, net of allowances for uncollectible
      accounts of $3,802,000 and $3,137,000                        7,000,000               6,264,000
   Inventories                                                     1,542,000               1,407,000
   Deferred income taxes                                             849,000                 849,000
   Prepaid expenses and other current assets                       1,550,000               1,231,000
                                                                 ------------            ------------
      Total current assets                                        11,744,000              11,117,000

Property and equipment, at cost, net of accumulated
   depreciation and amortization of $4,023,000 and $3,564,000      9,988,000               9,903,000
Mortgage note receivable                                           7,399,000               7,399,000
Goodwill, net of accumulated amortization of
   $622,000 and $558,000                                             318,000                 382,000
Deferred income taxes                                                220,000                 220,000
Other assets                                                       1,346,000               1,464,000
                                                                 ------------            ------------
            Total assets                                         $31,015,000             $30,485,000
                                                                 ============            ============

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
   Current portion of long-term debt (notes 2 and 3)              $4,233,000               $3,165,000
   Accounts payable (note 3)                                       8,524,000                7,451,000
   Other current liabilities                                       5,075,000                4,893,000
                                                                  -----------              -----------
      Total current liabilities                                   17,832,000               15,509,000

Long-term debt, net of current portion (notes 2 and 3)            11,042,000               10,806,000
Deferred income                                                      323,000                1,194,000
Other liabilities                                                         --                  471,000

Minority interest in subsidiary                                    1,611,000                1,877,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.02 par value; $100 liquidation preference;
    1,000,000 shares authorized; 13,884 shares outstanding             1,000                    1,000
   Common stock, $.02 par value; 15,000,000 shares authorized;
    7,830,059 and 7,825,059 shares outstanding                       156,000                  156,000
   Additional paid-in capital                                     20,157,000               20,226,000
   Accumulated deficit                                           (20,107,000)             (19,755,000)
                                                                 ------------             ------------
      Total stockholders' equity                                     207,000                  628,000
                                                                 ------------             ------------

      Total liabilities and stockholders' equity                 $31,015,000              $30,485,000
                                                                 ============             ============


See accompanying notes to consolidated financial statements.



CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                 1995                       1994
                                                                 -------------------------------
Revenues:

  Nursing home services                                          $27,584,000              $29,265,000
  Infusion therapy and other medical services                     16,778,000               11,639,000
                                                                 ------------             ------------
     Total revenues                                               44,362,000               40,904,000
                                                                 ------------             ------------
Operating expenses:

   Personnel                                                      21,935,000               21,570,000
   Medical and nutritional product                                 8,518,000                4,736,000
   Health care and lodging                                         8,231,000                8,660,000
   Selling, general and administrative                             4,515,000                4,188,000
   Provision for uncollectible accounts                            1,411,000                1,232,000
   Depreciation and amortization                                     542,000                  657,000
                                                                 ------------             ------------
      Total operating expenses                                    45,152,000               41,043,000
                                                                 ------------             ------------

Loss from operations                                                (790,000)                (139,000)
Interest and dividend income                                         274,000                   68,000
Interest and other financing costs                                  (874,000)              (1,252,000)
Other income, net                                                    772,000                  552,000
Minority interest in loss of subsidiary                              266,000                  181,000
                                                                  -----------              -----------

Loss before income taxes and extraordinary gains                    (352,000)                (590,000)
Benefit for income taxes                                                 ---                  469,000
                                                                  -----------              -----------
Loss before extraordinary gains                                     (352,000)                (121,000)
Extraordinary gains on extinguishment of debt (net of income
   taxes of $171,000)                                                     --                1,058,000
                                                                  -----------              -----------
Net income (loss)                                                   (352,000)                 937,000
Preferred dividends                                                  (70,000)                 (69,000)
                                                                  -----------              -----------
   Net income (loss) applicable to common shareholders             ($422,000)                $868,000
                                                                  ===========              ===========
Earnings (loss) per share:

   Before extraordinary items                                         ($0.06)                  ($0.02)
   Extraordinary items                                                    --                     0.13
                                                                  -----------              -----------
   Net income (loss) applicable to common shareholders                ($0.06)                   $0.11
                                                                  ===========              ===========
See accompanying notes to financial statements.



CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                 1995                   1994
                                                                -------                ------

Revenues:
   Nursing home services                                        $9,336,000              $9,200,000
   Infusion therapy and other medical services                   6,302,000               4,646,000
                                                                -----------             -----------
      Total revenues                                            15,638,000              13,846,000
                                                                -----------             -----------

Operating expenses:
    Personnel                                                    7,442,000               7,086,000
    Medical and nutritional product                              3,218,000               1,866,000
    Health care and lodging                                      2,735,000               2,752,000
    Selling, general and administrative                          1,501,000               1,454,000
    Provision for uncollectible accounts                           432,000                 357,000
    Depreciation and amortization                                  176,000                 156,000
                                                                -----------             -----------
       Total operating expenses                                 15,504,000              13,671,000
                                                                -----------             -----------

Income from operations                                             134,000                 175,000
Interest and dividend income                                        91,000                  16,000
Interest and other financing costs                                (242,000)               (332,000)
Other income, net                                                  314,000                 212,000
Minority interest in income of subsidiary                          (87,000)                 (9,000)
                                                                ------------            ------------

Income before income taxes                                         210,000                  62,000
Provision for income taxes                                              --                  18,000
                                                                ------------            ------------

Net income                                                         210,000                  44,000

Preferred dividends                                                (35,000)                (34,000)
                                                                ------------            ------------

Net income applicable to common shareholders                      $175,000                 $10,000
                                                                ============            ============


Earnings per share applicable to common shareholders                 $0.02                   $0.00
                                                                ============            ============

See accompanying notes to financial statements.



CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                1995                    1994
                                                                ---------               -------

Operating activities:
      Net income (loss)                                         ($352,000)              $937,000
      Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
            Depreciation and amortization                         542,000                657,000
            Amortization of deferred financing costs               47,000                 76,000
            Provision for uncollectible accounts                1,411,000              1,232,000
            Amortization of deferred income                      (871,000)              (872,000)
            Loss on translation of foreign currency debt          285,000                302,000
            Minority interest                                    (266,000)              (181,000)
            Extraordinary gains                                       ---             (1,058,000)
            Deferred income taxes                                     ---                 72,000
            Increase (decrease) from changes in:
                  Accounts receivable                          (2,147,000)            (1,699,000)
                  Inventories                                    (135,000)                (9,000)
                  Prepaid expenses and other current assets      (319,000)              (322,000)
                  Other assets                                     52,000                 82,000
                  Accounts payable                              2,415,000                230,000
                  Other current liabilities                       187,000                 10,000
                  Other liabilities                              (472,000)              (432,000)
                                                                ----------              ---------

                  Net cash generated from operating activities    377,000             (1,119,000)
                                                                ----------              ---------

Investing activities:
      Expenditures for property and equipment                    (393,000)              (781,000)
      Purchase by Infu-Tech of treasury stock                         ---                 71,000
                                                                -----------             ----------

                  Net cash used in investing activities          (393,000)              (852,000)
                                                                -----------             ----------

Financing activities:
      Net proceeds from not-for-profit borrowings                      --             12,905,000
      Net proceeds from long-term borrowings                      515,000                790,000
      Payments of short-term borrowings                          (736,000)           (13,750,000)
      Payments of long-term borrowings                           (252,000)              (227,000)
      Payment of preferred dividends                              (70,000)               (69,000)
      Cost of debt exchange offers                                    ---                (19,000)
      Net proceeds from exercise of common stock options            1,000                     --
                                                                -----------             ---------
                  Net cash used in financing activities           (542,000)             (370,000)
                                                                -----------             ---------

Net decrease in cash and cash equivalents                         (558,000)           (2,341,000)
Cash and cash equivalents, beginning of period                   1,161,000             3,527,000
                                                                -----------           -----------
Cash and cash equivalents, end of period                          $603,000            $1,186,000
                                                                ===========           ===========


See accompanying notes to consolidated financial statements.


             CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)    Unaudited information
       ---------------------

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1995, and the results of its operations and changes in cash flows for the nine month periods ended September 30, 1995 and 1994. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements of the Company. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)    Debt
       ----

       The principal balance of Sfr 2,900,000 (approximately $2,525,000) and accrued interest of Sfr 174,000 (approximately $152,000) pertaining to the Swiss franc denominated convertible bonds was due on June 27, 1995. In September 1995, the Company exchanged Sfr 885,000 ($736,000) for a new three year note at 8% interest due 1998 in the amount of Sfr 619,500 (approximately $515,000) and a cash payment of $221,000. The exchange included a waiver of interest totalling Sfr 53,100 (approximately $44,000).

       The exchange reduced the outstanding principal balance on the bonds to Sfr 2,015,000 (approximately $1,744,000) and accrued interest of Sfr 151,000 (approximately $131,000) as of September 30, 1995. The Company did not make these payments as of September 30, 1995 and has not made such payments as of November 10, 1995. Non-payment of these obligations did not result in a default under any other financing arrangement.

(3)    Subsequent Event
       ----------------

       On October 31, 1995, the Company obtained $41.0 million in mortgage loans secured by four nursing home facilities located in West Orange, Cedar Grove and Norwood, New Jersey and West Palm Beach, Florida, and proceeds from the issuance of Floating Rate Series A Cumulative Preferred Stock totalling $3.5 million. In addition, the Company obtained a $1.5 million loan secured by a mortgage on approximately 8 acres of land located in West Orange, New Jersey.

       The combined proceeds, totalling $46.0 million were used to purchase the West Orange, Cedar Grove and West Palm Beach facilities which were previously operated under operating leases and to purchase the real property of the long term and residential care facility located in Norwood, NJ (the "Heritage Facility") , which the Company has been managing since 1988. The transaction in which the Company purchased the Norwood facility also released a $2.0 million guarantee which the Company had given to the prior mortgage lender. Proceeds totalling $301,000 were also used to release pledged receivables and restructure a secured loan due December 1, 1995 totalling $601,000 for which a new three year note was issued for the balance of $300,000, secured by a first mortgage on the Company's nursing home facility in Atlantic City, New Jersey.

       The Company generated $4.4 million in working capital as a result of these transactions.

       The $41.0 million loan is due in 2010 with interest at 9.86%. The monthly payment of principal and interest totalling $369,000 is based upon a 25 year amortization period. The balloon payment due in the year 2010 will be $28,188,000. The current portion of principal due under the loan agreement is $397,000.

       Under the loan agreement, the Company is required to maintain restricted cash management accounts for each facility.

                        CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (Unaudited)

(3)     Continued
        ---------

        The $3.5 million in Floating Rate Series A Cumulative Preferred Stock ("Series A Preferred Stock") is subject to mandatory redemption upon the earlier of the sale of the Company's nursing home in West Palm Beach or the year 2000. The Series A Preferred Stock pays a dividend at the rate of LIBOR plus 13% and is subject to partial redemption on a monthly self-liquidating basis beginning in the second year based upon a 48 month amortization.

        The $1.5 million loan is payable monthly over five years with interest at prime plus 2%. The monthly payment of principal and interest is $32,000. The current portion of principal due under the loan agreement is $239,000.

        On October 31, 1995, following purchase of the Heritage Facility, the Company entered into an arrangement to lease the facility back to its operator, Senior Care Foundation, for an initial monthly base rent of $200,000 per month (net of real estate taxes, insurance, etc.). The lease term is 25 years. In addition, the Company signed a new management agreement with the facility and will earn fees under the agreement equal to 5% of the facility's gross revenues.

        On October 31, 1995, the Company negotiated terms to convert $1,464,000 trade accounts payable into a three year note due in 1998. The interest rate is 10%. The monthly payment of principal and interest of $47,000 will fully amortize the loan at the end of the term. Current principal payments due under the terms of the note total $440,000. The long term portion of the note totalling $938,000 as of September 30, 1995, has been reclassed from accounts payable to long-term debt, net of current portion. The short-term portion of the note totalling $404,000 as of September 30, 1995, has been classified as the current portion of long-term debt.

                      CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

         Item 2.   Management's Discussion and Analysis of Financial Condition
                                and Results of Operations

                                        RESULTS OF OPERATIONS

                         Nine Months Ended September 30, 1995 Compared with
                         --------------------------------------------------
                                Nine Months Ended September 30, 1994
                                ------------------------------------


Total revenues increased by $3,458,000, or 8%, even though revenues of the Heritage Facility were included through March 16, 1994, but 1995 revenues include only fees for managing the Heritage Facility. Excluding revenues pertaining to the Heritage Facility in both years, total revenues increased by $5,445,000, or 14%.

Nursing home services revenues decreased by $1,681,000, or 6%. Excluding revenues pertaining to the Heritage Facility in both years, nursing home services revenues decreased by $54,000. Excluding the Heritage Facility in both years, total patient days decreased 1%, primarily due to a 40 bed reduction in the number of available beds at one of the Company's nursing homes, partially offset by a 3% increase in patient days at the other facilities. The occupancy percentage increased from 90.6% in 1994 to 94% in 1995.

Infusion therapy and other medical services revenues increased by $5,139,000, or 44%, primarily due to a $6,110,000, or 104%, increase in home infusion division revenues. This increase is partially attributed to a 67% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company's beginning to provide in early 1994 Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") to patients with Gaucher's disease. Sales of Ceredase(R) in 1995 were $3,242,000, compared to $363,000 in 1994. Ceredase(R) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

Personnel costs increased by $365,000. Excluding the Heritage Facility, personnel costs increased by $1,409,000, or 7%, primarily attributed to normal cost of living increases, higher Infu-Tech nursing costs incurred to support the 67% increase in home infusion patients serviced and increased Infu-Tech pharmacy payroll costs due to new pharmacy operations and the higher number of home infusion patients serviced.

Costs of medical and nutritional products sold to patients and other customers increased by $3,782,000, or 80%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 41% in 1994 to 51% in 1995. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(R) sales discussed above.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $429,000, or 5%. Excluding the Heritage Facility, health care and lodging expenses increased by $42,000, or 1%.

Selling, general and administrative costs increased by $327,000, or 8%. Excluding the Heritage Facility, selling, general and administrative costs increased by $377,000, or 9%, primarily attributed to higher Infu-Tech distribution costs incurred to support the 67% increase in home infusion patients serviced, start-up costs associated with new businesses and higher rent, travel and entertainment costs.

The provision for uncollectible accounts was 3% of revenues in both 1995 and 1994.

Depreciation and amortization expenses decreased by $115,000. Excluding the Heritage Facility, depreciation and amortization expenses increased by $3,000.

             CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

         Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations (Continued)


Interest and dividend income increased by $206,000, primarily due to $222,000 of interest income earned on a $7.4 million mortgage note receivable in 1995. Interest on this note receivable was not recorded as income in 1994 because agreements of the obligor prevented it from paying that interest.

Interest and other financing costs decreased by $378,000, primarily due to lower debt balances.

Other income of $772,000 in 1995 and $552,000 in 1994
primarily consists of amortization of deferred income of $869,000 in both 1995 and 1994 and $188,000 of income in 1995 resulting from an adjustment to accruals related to the deconsolidation of the Heritage Facility, partially offset by unrealized foreign currency translation losses of $285,000 in 1995 and $303,000 in 1994.

Minority interest in loss of subsidiary of $266,000 in 1995 and $181,000 in 1994 represents the portion of the net loss of Infu-Tech allocable to minority stockholders.

The benefit for income taxes of $469,000 in 1994 consists of the benefit of the $171,000 income tax provision related to the extraordinary gains and $298,000 benefit for income taxes for Infu-Tech, a 59% owned subsidiary which files its own Federal income tax return. No tax benefit was recorded in 1995 related to 1995 Infu-Tech operating losses due to the uncertainty related to recognizing the benefit of these operating losses. In the opinion of management, Infu-Tech anticipates taxable income in the future to the extent necessary to recover the deferred tax assets recorded at September 30, 1995.

The 1995 loss was $352,000 ($.06 per share) compared to the prior year loss before extraordinary gains of $121,000 ($.02 per share). The extraordinary gains of $1,058,000 in 1994 represented the amounts by which bank loans were satisfied for less than their principal amounts, net of transaction costs and income taxes.

The preferred stock dividend related to the 5% exchangeable preferred stock.

The net loss applicable to common shareholders in 1995 was $422,000 ($.06 per share) compared to net income applicable to common shareholders in 1994 of $868,000 ($.11 per share).


             Three Months Ended September 30, 1995 Compared with
             ---------------------------------------------------
                    Three Months Ended September 30, 1994
                    -------------------------------------



Total revenues increased by $1,792,000, or 13%.

Nursing home services revenues increased by $136,000, or 2%, primarily attributed to higher management fee income and higher per diem rates. Total patient days increased by 1% over the prior year level, as a 40 bed reduction in the number of available beds at one of the Company's nursing homes during the third quarter of 1994 was offset by a 5% increase in patient days at the other facilities. The total occupancy percentage increased from 89% in 1994 to 93.8% in 1995.

Infusion therapy and other medical services revenues increased by $1,656,000, or 36%, primarily due to a $2,311,000, or 95%, increase in home infusion division revenues. This increase is partially attributed to a 54% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company's beginning to provide in early 1994 Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") to patients with Gaucher's disease. Sales of Ceredase(R) in 1995 were $1,298,000, compared to $188,000 in 1994. Ceredase(R) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

             CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

  Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations (Continued)

Personnel costs increased by $356,000, or 5%, primarily attributed to normal cost of living increases and higher Infu-Tech nursing and pharmacy costs incurred to support the 54% increase in home infusion patients serviced. These increases were partially offset by reductions in Infu-Tech sales and administrative personnel.

Costs of medical and nutritional products sold to patients and other customers increased by $1,352,000, or 72%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 40% in 1994 to 51% in 1995. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(R) sales discussed above.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $17,000, or 1%.

Selling, general and administrative costs increased by $47,000 or 3%.

The provision for uncollectible accounts was 3% of revenues in both 1995 and 1994.

Depreciation and amortization expenses increased by $20,000 due to property and equipment additions.

Interest and dividend income increased by $75,000, primarily due to $74,000 of interest income earned on the $7.4 million mortgage note receivable in 1995. Interest on this note receivable was not recorded as income in 1994 because agreements of the obligor prevented it from paying that interest.

Interest and other financing costs decreased by $90,000, primarily due to lower debt balances.

Other income of $314,000 in 1995 and $212,000 in 1994 primarily consists of amortization of deferred income of $290,000 in both 1995 and 1994, and unrealized foreign currency translation gains of $24,000 in 1995 and losses of $78,000 in 1994.

Minority interest in earnings of subsidiary of $87,000 in 1995 and $9,000 in 1994 represents the portion of the net income of Infu-Tech allocable to minority stockholders.

The provision for income taxes of $18,000 in 1994 represents 41% of the income before income taxes for Infu-Tech, a 59% owned subsidiary which files its own Federal tax return. No tax provision recorded in 1995 related to 1995 Infu-Tech operating income as the Company anticipates reporting a tax loss for the year. In the opinion of management, Infu-Tech anticipates taxable income in the future to the extent necessary to recover the deferred tax assets recorded at September 30, 1995.

The net income applicable to common shareholders in 1995 was $175,000 ($.02 per share) compared to net income applicable to common shareholders in 1994 of $10,000 ($.00 per share).


                     LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had stockholders' equity of $207,000 and total liabilities of $29,197,000. The total liabilities at September 30, 1995 included debt of $15,275,000, which included SFr 2,015,000 (approximately $1,744,000) principal amount of 6% Swiss franc denominated convertible bonds which were due June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $536,000) principal amount of 8% Swiss franc denominated convertible bonds due June 27, 1998; $631,000 principal amount of a secured loan ("Secured Loan") due December 1, 1995 as amended; $1,200,000 principal amount of 14 1/8% subordinated debentures due September 1996 (the "Subordinated Debentures"); $1,213,000 principal amount of 8% notes due 1999; and $5,006,000 principal amount of 6% notes and 6% convertible notes due 2003.

             CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

  Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations (Continued)


Although Sfr 2,900,000 (approximately $2,525,000) of Bonds matured on June 27, 1995 and the Company did not pay that principal or accrued interest of Sfr 174,000 (approximately $152,000) as of the maturity date, an arrangement was negotiated in September 1995 to exchange Sfr 885,000 (approximately $736,000) of Bonds for a new three year 8% note due 1998 totalling $515,000 and a cash payment of $221,000. Interest of Sfr 53,100 (approximately $44,000) was waived. The remaining balance of Sfr 2,015,000 (approximately $1,744,000) of Bonds and accrued interest of Sfr 151,000 (approximately $131,000) had not been paid as of September 30, 1995, nor had any payments been made as of November 10, 1995. Subsequently, the company agreed to redeem Sfr 380,000 Bonds, including interest, for a $150,000 cash payment plus a $165,000 note due February 20, 1996.

Pursuant to a management agreement entered into in January 1994, the Company earned fees through September 30, 1995 for managing the Heritage Facility of $383,000 and interest income of $222,000 on a second mortgage note held by the Company. As a result of the purchase of the Heritage Facility as discussed in note 3, the Company will be receiving rental payments and management fees.

The Company's cash and cash equivalents balance decreased from $1,161,000 at December 31, 1994 to $603,000 at September 30, 1995, all of which is held by Infu-Tech. In connection with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from advancing money to (or borrowing money from) the remainder of the Company. Therefore, at September 30, 1995, the Company (excluding Infu-Tech) had no cash or cash equivalents.

During 1995, the Company generated $377,000 of cash from operating activities, primarily due to a $2,602,000 net increase in accounts payable and other current liabilities, partially offset by the net loss of $352,000, an increase in inventories of $135,000, an increase in net receivables of $736,000, an increase in prepaid expenses and other current assets of $319,000, a reduction in other liabilities of $472,000, and the excess of the amortization of deferred income over depreciation and amortization expenses of $282,000.

Although the Company in total generated $377,000 of cash from operating activities, Infu-Tech used $452,000 of cash in operating activities. The Company (excluding Infu-Tech) generated $829,000 of cash from operating activities. The Infu-Tech use of cash in operating activities was primarily due to the net loss of $639,000 and an increase of $871,000 in accounts receivable, partially offset by a $903,000 increase in accounts payable.

The increase in Infu-Tech's inventories is primarily to support the higher Infu-Tech sales levels. The increase in Infu-Tech's accounts payable is primarily attributed to the higher Infu-Tech inventory purchases and an improved mix of payment terms.

As of September 30, 1995, Infu-Tech's working capital was $3.7 million, which was substantially lower than the December 31, 1994 working capital of $4.5 million. Further, at September 30, 1995, Infu-Tech's cash and cash equivalents of $603,000 were $493,000 less than the nearly $1.1 million at December 31, 1994 and its accounts payable of $2,585,000, as discussed above, were $903,000 higher than the approximately $1.7 million at December 31, 1994. Based upon preliminary discussions with potential lenders, Infu-Tech believes that it would be able to secure adequate financing, if necessary, to cover its cash requirements for the foreseeable future.

During 1995, the Company invested $393,000 in property and equipment, consisting mostly of nursing home facility improvements.

During 1995, the Company repaid $736,000 of short-term borrowings and $252,000 of long-term borrowings and paid preferred dividends of $70,000.

          CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

  Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations (Continued)


Excluding Infu-Tech, the Company generated $829,000 of cash from operating activities, which was invested in property and equipment ($372,000) and used in financing activities ($524,000), resulting in a $65,000 decrease in cash and cash equivalents, from $65,000 at December 31, 1994 to none at September 30, 1995.

The Commonwealth of Pennsylvania conducted an audit with respect to the Medicaid reimbursements for the Company's Philadelphia, Pennsylvania nursing home for the periods ended June 30, 1991 and 1992. As a result of the audit, Pennsylvania began efforts to recoup $494,000 from payments otherwise due to the nursing home. As of September 30, 1995, $288,000 had been recouped, and the balance of $206,000 is to be recouped in equal
monthly installments from November 1995 through September 1996.   The
Company disputes the results of the audit and has filed an appeal with respect to the periods covered by the audit. Based upon discussions with counsel, the Company is confident that it will ultimately prevail in its appeal of these audits and recover the monies recouped.

While 1993 and 1994 debt transactions significantly improved the Company's financial condition and decreased its interest costs, the loss of cash flow from the Heritage Facility in 1994 adversely effected the Company's liquidity. Because the Heritage Facility had attained the financial levels at December 31, 1994, March 31, 1995 and June 30, 1995 required to enable it to make payments to the Company, the Company recorded management fees of $383,000 and interest income of $222,000 through September 30, 1995. As a result of the purchase of the Heritage Facility as discussed in note 3, the Company will be receiving rental payments and management fees.

At September 30, 1995, the Company had approximately $2.6 million of debt due in 1995 (consisting primarily of the Bonds, which had already matured, and a $631,000 secured loan) and approximately $1.4 million of debt due in 1996 (consisting primarily of the Subordinated Debentures). Beyond 1996, the next significant required debt repayment (other than the current portion of the debt described below) is not until 1998.

On October 31, 1995, the Company made a 15 year borrowing of $41.0 million secured by mortgages on four of the Company's nursing homes and a five year borrowing of $1.5 million secured by 8 acres of land in West Orange, New Jersey. In addition, four subsidiaries of the Company sold preferred stock for a total of $3.5 million. The $46.0 million proceeds of those transactions were used to purchase the four nursing homes which secure the $41.0 million borrowing (and which previously had been operated by the Company under leases), to repurchase another nursing home which the Company had sold in 1993 and managed under a management contract since then, and to repay $301,000, and extend the balance, of a $601,000 secured note which would have matured in December 1995. At the same time, the Company converted $1,464,000 of trade payables into a three year note. The current portion of the total borrowings issued on October 31, 1995 totals $1.2 million.

The Company has no arrangements under which it can make borrowings. At September 30, 1995, the Company had a working capital deficit of $6,088,000. Excluding Infu-Tech, which had working capital of $3,729,000, the Company's working capital deficit was $9,817,000.

The Company does not have any material commitments for capital expenditures.

          CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

Part II  Other Information

      Item 1    Legal Proceedings
                There are no presently pending material legal proceedings other than as reported in the Company's 1994 Form 10K.

      Item 2     Changes in Securities
                 None

      Item 3     Defaults Upon Senior Securities
                 The principal balance of SFr 2,015,000 (approximately $1,744,000) and accrued interest of SFr 174,000 (approximately $171,000) pertaining to the Company's 6% Swiss franc denominated covertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments as of September 30, 1995 and has not made such payments as of November 10, 1995. Non-payment of these obligations did not result in a default under any other financing agreements. The Company negotiated an arrangement under which it issued new debt securities of $515,000 (SFr 619,500) at an interest rate of 8%, in exchange for SFr 885,000 and a cash payment of $221,000. Interest on SFr 53,100 was waived.

      Item 4     Submission of Matters to Vote of Security Holders
                 None

      Item 5     Other Information
                 None

      Item 6     Exhibits and Reports on Form 8-K

                 A. Exhibits - The following exhibits are filled herewith or incorporated herein.

                    .1 Calculation of earnings per share - nine months ended September 30, 1995.

                    .2 Calculation of earnings per share - nine months ended September 30, 1994.

                  B. Reports on Form 8-K during the quarter ended September 30, 1995: None.

                                                            Exhibit A.1



          CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                      Calculation of Loss Per Share

                  Nine Months ended September 30, 1995
                               (Unaudited)


                                                                Primary
                                                                -------

Net loss applicable to common shareholders                     $ (422,000)
                                                               ===========


Adjustment of shares outstanding:
   Weighted average number of shares outstanding                7,827,559
   Average net additional equivalent shares issuable                  ---
                                                               ----------


Weighted average number of common shares and common
  shares equivalent                                            7,827,559
                                                               =========

Loss per share                                                  $   (.06)


The above does not give effect to the assumed conversion of the Swiss franc denominated convertible bonds issued on June 27, 1985 since the effect would be antidilutive.

                                                            Exhibit A.2



          CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                    Calculation of Earnings Per Share

                  Nine Months ended September 30, 1994
                               (Unaudited)

                                                                    Primary
                                                                    -------

Net income available to common shareholders                        $ 868,000
                                                                   =========

Adjustment of shares outstanding:
   Weighted average number of shares outstanding                   7,768,852
   Average net additional equivalent shares issuable                     ---
                                                                   ---------


Weighted average number of common shares and common
   shares equivalent                                              7,768,852
                                                                  =========

Earnings per share                                                $     .11



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


                                           Continental Health Affiliates, Inc.


Date  November 14, 1995                    JACK ROSEN
      ------------------                   ---------------------------------
                                           Jack Rosen
                                           Chairman, and Director
                                           (Chief Executive Officer)




Date  November 14, 1995                    ARTHUR SCHWACKE
      ---------------------                ------------------------------
                                           Arthur Schwacke
                                           Chief Accounting Officer