Form 10-KT
period 1995-06-30
CONTINENTAL HEALTH AFFILIATES INC
filed 1996-02-13
CIK 354761

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[   ]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1995 to June 30, 1995.

Commission file number: 0-11895

                      CONTINENTAL HEALTH AFFILIATES, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                          22-2362097
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                   910 Sylvan Avenue
                 Englewood Cliffs, N.J.                   07632
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (201) 567-4600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.02

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 2, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,986,701.

As of February 2, 1996, 7,948,851 shares of the registrant's common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE


                                    PART I

Item 1.  Business.

General

     Continental Health Affiliates, Inc. ("CHA" and, together with its subsidiaries, the "Company") provides a variety of non-hospital based health care services to patients. These alternate-site health care services include long term care and assisted living facilities, home infusion therapy
(including enteral and parenteral nutrition and intravenous therapies) and provision of medical products and services, including infusion therapy, to patients in long term care facilities. The Company's home infusion and medical products and services businesses are conducted by Infu-Tech, Inc. ("Infu-Tech"), a 59% owned subsidiary.

     On October 31, 1995, the Company concluded a $46.0 million financing to purchase four facilities which the Company had previously leased and/or managed.

     In November 1995, the Company changed its fiscal year to end on June 30 of each year.

Nursing Homes

     At June 30, 1995, the Company was operating or managing eight nursing homes with approximately 1,175 beds. Typically, the Company provides lodging, meals and nursing assistance to residents of its nursing homes for a per diem charge and provides limited additional treatment for additional charges.

     The following table provides information about the nursing homes the Company was operating (as owner or as lessee) or managing at June 30, 1995:

                                               Average Occupancy Percentage
                                               ----------------------------
                                                              Six months
                                    Number                       ended
    Location                        of Beds    1993   1994   June 30, 1995
    --------                        -------    ----   ----   --------------
Nursing Homes Being Operated:
Atlantic City, NJ                     104       90%    97%         95%
Cedar Grove, NJ                       180       96%    96%         96%
Cape May Courthouse, NJ               116       96%    98%         97%
Pine Brook, NJ (60% owned)             74       83%    94%         98%
Philadelphia, PA                      135       91%    93%         92%
West Orange, NJ                       131       81%    78%         92%
West Palm Beach, FL                   191       95%    92%         91%

Nursing Homes Being Managed:
Norwood, NJ (Heritage)
  Skilled                             180       99%    98%         98%
  Residential Care                  60-70      100%   100%        100%


The occupancy percentage for the Pine Brook, New Jersey nursing home is based upon a 114 bed capacity during 1993 and a 74 bed capacity as of December 31, 1994 and June 30, 1995. During 1994, while the number of beds was being reduced, the percentage of occupancy was 100%.

     As of June 30, 1995, the Company owned the nursing homes in Atlantic City and Philadelphia and leased the nursing homes in Cedar Grove, West Orange and West Palm Beach. On October 31, 1995, the Company obtained $46 million in financing, which was used to purchase the West Orange, Cedar Grove and West Palm Beach facilities and to purchase the real property of the long term and residential care facility located in Norwood, New Jersey (the "Heritage Facility"), which the Company has managed since 1988. The Company still leases the nursing home in Cape May Courthouse.

     Prior to October 31, 1995, the Heritage Facility was owned by Senior Care Foundation, Inc., a not-for-profit corporation ("Senior Care"), and operated by the Company under a management contract. The Company had sold the Heritage Facility to Senior Care in 1990 and still held a $7.4 million second mortgage note evidencing a portion of the purchase price. On October 31, 1995, the Company purchased the Heritage Facility for $14.9 million, plus forgiveness of the $7.4 million second mortgage note. Of the cash portion of the purchase price, Senior Care used $14.1 million to repay the first mortgage loan (of which $2 million had been guaranteed by the Company). Simultaneously with the purchase, the Company leased the Heritage Facility back to Senior Care for twenty-five years at a rental of $2.4 million per year. Also, the Company's management contract relating to the Heritage Facility was modified so the Company receives 5% of the gross revenues of the Heritage Facility (after the payment of rent to the Company).

     The Company is planning to close the nursing home in Pine Brook, New Jersey. It has agreed to sell the assets of that nursing home, other than the land and buildings and certain current assets, to another health care provider for $2.4 million. That transaction is subject to the purchaser's being licensed to operate 114 beds (equal to the number of currently licensed beds at the Pine Brook nursing home). It is expected that if the licenses are granted, the purchaser will offer to transfer the patients at the Company's Pine Brook nursing home to the newly licensed beds. After the Pine Brook nursing home is closed, the Company may build an assisted living facility (which currently does not require licenses) on the Pine Brook site.


     The Company has obtained an approved site plan to eventually subdivide acreage at the Norwood facility. The Company plans to utilize this acreage to build a 120-unit assisted living facility, if financing becomes available. The Company plans to sell approximately eight acres adjacent to its facility in West Orange, New Jersey.

     The Company is a 15% limited partner in a partnership which, in 1987, purchased a property in Teaneck, New Jersey from the Company and constructed a 224-bed congregate care facility (i.e., a facility on which medical and nursing services are available if needed, but are not provided on a regular basis) on the property. The Company receives a fee from the partnership equal to 1% of its revenues, although it is not required to render significant services to the partnership. During the six months ended June 30, 1995, the fees from the partnership totalled $41,701.

Infusion Therapy and Other Medical Services

     The Company, through Infu-Tech, provides infusion therapy (i.e., administration of nutrients, antibiotics and other medications either intravenously or through feeding tubes) and other medical products to patients in their homes, in Infu-Tech's ambulatory suites and in nursing homes. The Company was one of the early marketers of equipment and nutrients for infusion therapy and was one of the first to market equipment and formulations for intravenous infusion of nutrients and medication outside hospitals.

     Infu-Tech is organized into two service units. The Intravenous Infusion unit provides a broad range of home ambulatory and subacute infusion therapy services, including intravenous total parenteral nutrition therapy, intravenous antibiotic therapy, enteral nutrition therapy, intravenous chemotherapy, intravenous chronic pain management therapy, intravenous hydration therapy and a variety of other therapies. The Contract Services unit provides medical products and services, including enteral nutrition therapy, intravenous infusion therapy, orthotic products, urological products and wound care products, to patients in long term care facilities.

     From 1982 to 1988, the Company and Infu-Tech experienced significant growth in their infusion therapy business, increasing revenues to $23.9 million in 1988. Since late 1989, there has been a significant increase in competition for sales of enteral therapy to residents of long term care facilities, primarily because an increasing number of operators of those facilities are providing enteral therapy themselves. This increased competition, together with effects of the loss of sales and marketing personnel, led to a 69% reduction (from approximately 1,640 to approximately 515) in nursing home enteral therapy patients between December 31, 1989 and December 31, 1994. However, there was a 10% (50 patients) increase during the first six months of 1995. Because of the reduction in enteral therapy patients, the Company's nursing home enteral therapy revenues declined from $14 million in 1989 to $4.8 million during the year ended December 31, 1994 and $2.3 million during the six months ended June 30, 1995.

     In 1993, the Company began focusing on selling infusion therapy through health maintenance organizations and other managed health care providers. During 1995, the Company entered into new agreements to provide infusion therapy to members of fifteen health maintenance organizations with a total of approximately 3.6 million members, increasing the total number of health maintenance organizations with which the Company has agreements to 48 health maintenance organizations with approximately 10 million members. The Company's marketing efforts directed at managed care companies resulted in a 75% increase in the number of home infusion patients serviced and a 110% increase in home infusion revenues as of June 1995 compared to June 1994. The agreements with managed care companies typically provide that the Company is one, but not the only, provider of infusion therapy, and in some cases other products, to members of the plans. They typically provide for significant price discounts, which has resulted in lower gross margins.

     In 1994, Infu-Tech entered into a one-year renewable non-exclusive distribution agreement with Genzyme Corporation for Ceredase(Registered) enzyme and Cerezyme(Trademark), which are the only products approved by the FDA as therapy for patients with Gaucher's disease. Genzyme estimates that there are between 2,000 and 2,500 Gaucher patients in the United States who require treatment with these drugs. Cost of the therapy normally ranges from approximately $150,000 to $250,000 per year per patient. Because of this high cost, the Company's percentage mark-up is relatively small.

     The following table sets forth the percentages of Infu-Tech's revenues, by service unit, from the various therapies, products and services.

                                           Years ended December 31,                                 Six months ended
                                   1993                                1994                          June 30, 1995
                     ----------------------------------  ---------------------------------  ---------------------------------
                     Intravenous    Contract    Total     Intravenous  Contract    Total     Intravenous  Contract    Total
                       Infusion     Services   Revenues    Infusion    Services   Revenues    Infusion    Services   Revenues
                       --------     --------   --------    --------    --------   --------    --------    --------   --------
Enteral Nutrition         6%          61%        39%          5%          65%       33%             4%        68%        24%
Antibiotic               47%           -         18%         38%           -        20%            32%         -         22%
Total Parenteral
  Nutrition              14%            -         6%         11%            -         6%%           7%          -         5%
Orthotics                  -          28%        17%           -           6%        3%              -         3%         1%
Immune Globulin          11%            -         4%         11%            -        6%             9%          -         6%
Ceredase/Cerezyme          -            -          -         10%            -        5%            26%          -        18%
Wound Care                 -           4%         2%           -           8%        4%              -         8%         2%
Other                    22%           7%        14%         25%          21%       23%            22%        21%        22%
                        ----         ----       ----        ----         ----      ----           ----       ----       ----
                        100%         100%       100%        100%         100%      100%           100%       100%       100%
                        ====         ====       ====        ====         ====      ====           ====       ====       ====

Intravenous Infusion Therapy

     Intravenous infusion therapy principally involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes, in Infu-Tech ambulatory suites, or in Infu-Tech certified subacute facilities, often as a continuation of treatment initiated in the hospital. The national non-hospital infusion therapy market has grown to over $4 billion since its inception approximately 15 years ago. Infu-Tech believes the primary factors contributing to the rapid growth of the non-hospital infusion therapy market have been health care cost containment pressures, incentives by third party payors to use home care, rapid growth of the elderly population and increased acceptance of home infusion therapy by the medical community and patients. Additionally, the number of therapies that can be administered safely outside the hospital has increased significantly in recent years because of technological innovations such as more sophisticated portable infusion control devices, implantable injection ports, new vascular access devices and advances in drug therapy. Consequently, more infections and diseases that would otherwise have required patients to be hospitalized are now considered treatable without hospitalization.

     Before accepting a patient for infusion therapy, Infu-Tech consults with the physician or clinician and hospital personnel in assessing the patient's specific medical needs and suitability for infusion therapy. This assessment process includes an analysis of the patient's physical condition as well as social factors such as the stability of the patient's home life and the availability of family members or others who can assist in the administration of the patient's infusion therapy. Once the patient is accepted for therapy, Infu-Tech provides training and education to the patient and his family or others relating to proper infusion techniques, care and use of equipment, care of infusion sites, and other aspects of the patient's infusion therapy. Infusion therapy equipment, consisting primarily of poles and pumps, is owned or leased by Infu-Tech and provided to patients along with other services.

     Throughout the course of treatment, all prescribed drugs and solutions are delivered directly to the patient's home or to an Infu-Tech credentialed subacute care facility. In approximately 90% of the cases, the Company's own pharmacies provide the prescribed drugs, solutions and supplies. Due to geography, patients who cannot be adequately serviced through an Infu-Tech-owned pharmacy are covered by one of eight satellite pharmacies. The Company maintains contact with the patient and the patient's physician in order to monitor and, when directed by the physician, refine the patient's plan of care. The Company's nursing and pharmacy services are available on-call 24 hours a day for consultation, home visits and special prescription needs.

     A registered nurse clinical-coordinator follows each case and monitors the therapy with the patient, the nurses assigned to the case and the patient's physician. Billing information is coordinated at a central billing department which bills the appropriate payor, in most cases, private insurance companies, and tracks payments.

     During 1994, Infu-Tech began also to provide infusion therapy services in ambulatory infusion suites attached to Company pharmacies, where patients receive infusion therapy on an out-patient basis. In addition, Infu-Tech began arranging with nursing homes and other subacute care facilities to have patients admitted on a short term basis to receive infusion and other subacute therapies.

Contract Services

     Since late 1990, the Contract Services unit has expanded the number of products it offers to patients in nursing homes and other health care institutions, and it expects to offer additional products, embodying advances in health care technology, in the future. On the other hand, changes in reimbursement regulations or interpretations led the Contract Services unit to reduce sharply sales of two significant products in 1994 and 1995.

     Infu-Tech's contract services involve the distribution of products and services to residents in long term care facilities. Products and services are provided through arrangements with the long term care facilities for specific residents' use. Generally, Infu-Tech bills a third party payor, principally Medicare, on behalf of the individual resident. Until late 1990, a large majority of the products and services Infu-Tech provided to residents of long term care facilities involved enteral nutrition therapy. Beginning in late 1990, Infu-Tech began marketing other products to residents of long term care facilities in circumstances in which these products are eligible for reimbursement under Medicare and other programs. Because of this shift, and a recent willingness of some long term care facilities to permit residents to receive intravenous therapies in the facilities (which increases the facilities' revenues), rather than transferring the residents to hospitals for these treatments, the products and services Infu-Tech provides through its contract services unit now include, in addition to enteral feeding, parenteral feeding, medical/surgical products, orthotic products, wound care products, urological products and other supplies.

     As part of providing its products and services to patients in long term care facilities, Infu-Tech handles the procedures for obtaining reimbursement from Medicare and other third party payors for these products and services. Infu-Tech believes that in a number of instances its ability to manage billing of third party payors is a significant factor in long term care facilities' decisions to retain Infu-Tech to provide products and services to their residents.

     Infu-Tech's sales representatives call upon long term care facilities within their respective geographical territories to review the medical status of the facilities' residents in order to determine the needs of the individuals for the products and services provided by Infu-Tech. Since most of the residents participate in the Medicare program, the representatives review insurance coverage and the appropriateness of the products and services under Medicare reimbursement regulations. The sales representatives are responsible for processing the paperwork for billing by the central billing department.

     Orders for products and services are processed through the customer service department at Infu-Tech's corporate offices in Englewood Cliffs and shipped from Infu-Tech's Moonachie, New Jersey warehouse. Infu-Tech primarily uses its own trucks for local (New York-New Jersey) deliveries and common carriers for deliveries outside the local area.

Other Activities

     A wholly owned subsidiary of the Company has a non-exclusive distribution agreement with Eli Lilly Export S.A. to market, sell and distribute Lilly's pharmaceuticals in Russia. The agreement is for a one year term, but will automatically renew for additional one year terms unless 90 days notice not to renew is given. By January 31, 1996 the Company had total sales of $244,000 under its arrangement with Lilly, all of which was paid to the Company after June 30, 1995.


Reimbursement For Services

     The Company estimates that approximately $13 million (approximately 71%) of the revenues during the six months ended June 30, 1995 of the seven nursing homes the Company operates were third-party reimbursements from Medicare and Medicaid. Governmental reimbursement for nursing home care is at cost-based per diem rates.

     Infu-Tech is reimbursed for its products and services by Medicare, Medicaid, private payors (private insurance companies, self-insured employers, health maintenance organizations, other managed care systems and patients) and other third party sources. Prior to accepting a patient, Infu-Tech's reimbursement specialists determine the availability and amount of third party coverage and, thereafter, Infu-Tech processes all payment claims on behalf of the patient.

     Most of Infu-Tech's contract services revenues result from Medicare reimbursement. Infu-Tech has more than twelve years' experience in billing Medicare. It believes this experience provides it with an advantage over some of its competitors. Medicare provides reimbursement for 80% of the amounts shown on fee schedules it has developed. The remaining 20% co-insurance portion is not paid by Medicare, although in most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients. In other cases, Infu-Tech bills other third party payors or patients responsible for co-insurance reimbursement. Infu-Tech often has difficulty collecting the 20% co-insurance portion of charges for Medicare-eligible items, particularly when there is no third party reimbursement and these sums must be collected directly from patients. Inability to collect the 20% co-insurance portion of bills is the principal reason for Infu-Tech's provision for uncollectible accounts.

     Infu-Tech also bills private payors (primarily private insurance companies, self-insured employers, health maintenance organizations and managed care systems), which generally pay for services and products based upon contracted rates or "reasonable and customary" charges. Infu-Tech's billing specialists work closely with these payors to maximize reimbursement in the shortest possible time. Private payors have been increasingly concerned about cost containment and often seek to negotiate lower rates directly with providers, including Infu-Tech. While these efforts tend to reduce profit margins, Infu-Tech has for several years been able to operate in this environment.

     Effective January 1, 1994, Medicare implemented significant changes in its claims processing systems. As a result of these changes, Infu-Tech experienced increased delays in having its claims processed as well as an increase in the number of claims rejected. The number of days' sales represented by accounts receivable increased from 54 days at December 31, 1993 to 71 days at December 31, 1994. However at June 30, 1995, Infu-Tech's overall outstanding net accounts receivable had decreased to 59 days.

     The following table details the sources of payments to Infu-Tech during the six months ended June 30, 1995:

                           Home            Contract           Total
                         Infusion          Services          Revenues
                         --------          --------          --------


       Medicare              7%               82%               31%
       Private Pay          91%               18%               68%
       Medicaid              2%               --                 1%
                           ----              ----              ----
                           100%              100%              100%
                           ====              ====              ====

Sales and Marketing

     The Company's nursing homes have historically been marketed to doctors, hospitals and social services agencies in the areas in which they are located, and directly to patients' families. Recently, they have increasingly been marketed to health maintenance organizations, preferred provider organizations and managed care systems. Each nursing home has an admissions staff which interviews with the family, makes financial arrangements and coordinates the admission of the new resident.

     Infu-Tech's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. Infu-Tech's products and services are marketed through its sales force and clinicians. Infu-Tech's sales force is responsible for establishing and maintaining referral sources. At June 30, 1995, the sales force included approximately 18 full time sales employees and approximately six sales and service representatives, who report to their respective regional managers. Sales employees receive a base salary plus commissions based on revenues. Infu-Tech conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist them in targeting and developing new revenue sources.

     The "Infu-Tech" trademark is registered and is established in the areas in which Infu-Tech does business.

Suppliers

     The Company purchases drugs and other materials and leases equipment from many suppliers. The Company has not experienced difficulty in purchasing supplies or leasing equipment. The Company believes there are alternative sources for virtually all the supplies and equipment it requires, other than Ceredase(Registered) enzyme and Cerezyme(Trademark), which are only available from one supplier, Genzyme Corporation.

Potential Liability and Insurance

     Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories, many of which involve large claims and significant defense costs. The Company could be subject to such suits. The Company maintains general liability insurance, including insurance against professional and products liability, with coverage limits of $10 million. The Company's insurance policy provides coverage on an "occurrence" basis and is subject to annual renewal. A successful claim against the Company in excess of the applicable insurance coverage could have a material adverse effect upon the Company's business and results of operations. Claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all.

Competition

     The Company's nursing homes compete with other nursing homes in the areas in which they are located, as well as, to a limited extent, hospitals and home health care providers. Competition is based primarily on location and quality of the nursing home facilities and price.

     The segments of the health care market in which Infu-Tech operates are highly competitive. In each of its lines of business there are relatively few barriers to entry, a limited number of national providers, as many of the large national providers have recently merged, and numerous regional and local providers. Principal national providers of home infusion therapy include Coram Healthcare, NMC, a division of W.R. Grace, and Apria Healthcare. Large providers to long term care facilities of products similar to those offered by the Infu-Tech include Medline Industries, Inc. and Redline, Inc. However, the principal competitors for sales to patients in long term care facilities are local providers of health care products and the operators of the facilities themselves.

     The competitive factors most important in Infu-Tech's lines of business are quality of care and service, on-time delivery, reputation with referring health care professionals, ease of doing business with the provider, ability to develop and maintain the confidence of potential sources of patient referrals and price of service. Some competitors in Infu-Tech's lines of business have also attempted to enhance sales by entering into joint ventures or other financial relationships with potential referral sources. Increasingly stringent, and increasingly enforced, laws prohibiting remuneration between health care providers has reduced these arrangements as a competitive factor. Infu-Tech believes that it competes effectively in each of its service areas with respect to all of the above factors. Some of Infu-Tech's current and potential competitors have or may obtain significantly greater financial and marketing resources than Infu-Tech. It is likely that Infu-Tech will encounter increased competition in the future, which could limit Infu-Tech's ability to maintain or increase its market share and could adversely affect Infu-Tech's operating results. Other types of health care providers, including hospitals, physician groups and home health agencies, have entered, and may continue to enter, Infu-Tech's lines of business.

Government Regulation

     Most states require that a certificate of need be obtained prior to establishing a new nursing home or adding beds to an existing nursing home. This can restrict the number of nursing home beds within a specified area. Some states also require governmental approval prior to the acquisition of a nursing home by a new owner. While the need for certificates of need and approval to acquire nursing homes could affect the Company in specific instances, the Company does not believe they would significantly impede any efforts the Company might make to expand its overall nursing home activities. A few states, most notably New York, make it very difficult for nursing homes to be owned by corporations. This could prevent the Company from acquiring or building nursing homes in those states.

     A New Jersey statute requires that any nursing home in that state which participates in the Medicaid program may not discriminate in admission policy against Medicaid patients until the number of Medicaid patients is a specified percentage (currently 45%) of the beds in the nursing home. Generally, non-Medicaid patient reimbursement is at higher rates than Medicaid patient reimbursement.

     Health care is an industry subject to extensive regulation and frequent regulatory change. Changes in the law or new interpretations of existing law can have a dramatic effect on permissible activities, the relative cost associated with doing business and the amount of reimbursement by government and third party payors, such as Medicare and Medicaid. Charges under government programs are also subject to audit. A reduction in coverage or payment rates by third party payors, or significant audit adjustments, can have a material adverse effect on the Company's business and results of operations. A 1992 reimbursement determination led Infu-Tech to discontinue sales of ostomy irrigation sets and a change in regulations in that year caused a substantial reduction in Infu-Tech's sales of wound care products. A change in reimbursement regulations which became effective January 1, 1994 led Infu-Tech to discontinue most orthotics products.

     The Federal government and each of the states in which Infu-Tech currently operates regulate some aspects of Infu-Tech's business. In particular, the operations of Infu-Tech's branch locations are subject to Federal and state laws. Infu-Tech's operations also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Certain of Infu-Tech's employees are subject to state laws and regulations governing the ethics and professional practice of people providing various therapies, pharmacy and nursing. Certificates of need, permits or licenses may be required for certain business activities and may be restricted or otherwise difficult to obtain. Infu-Tech believes it and its employees have all certificates of need, permits and licenses which are required for the business currently being conducted by Infu-Tech. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect Infu-Tech's business and could prevent the location involved from offering products and services to patients.

     There are Federal laws which generally prohibit any remuneration in return for the referral of Medicare or Medicaid patients, and prohibit the referral of any Medicare or Medicaid patient by a health care practitioner to a provider with which the practitioner has an ownership or financial interest. In addition, the Federal government and several states in which Infu-Tech operates have laws that prohibit financial arrangements, certain direct or indirect payments or fee-splitting arrangements between health care providers. Infu-Tech maintains an internal regulatory compliance review program and uses in house counsel to monitor compliance with all such laws and regulations. Increased attention has been paid recently to enforcement of these laws and regulations. Possible sanctions for failure to comply with these laws and regulations include exclusion from the government programs, loss of license and civil and criminal penalties.

Executive Officers of the Company

     The following is a list of the executive officers of the Company as of February 1, 1996, together with a brief description of the business experience of the last five years of the officers who are not directors. A brief description of the business experience of officers who are directors is included in Item 10, "Directors."

Name                                 Office                         Age
----                                 ------                         ---
Jack Rosen           Chairman, President and Director                49
Joseph Rosen         Vice President, Assistant Secretary and         44
                     Director
Israel Ingberman     Secretary, Treasurer and Director               49
Benjamin Geizhals    Vice President, Assistant Secretary and         46
                     General Counsel
Richard S. Gordon    Executive Vice President                        38


     Benjamin Geizhals joined the Company in September 1987 as Vice President and General Counsel. Since the former Chief Financial Officer left the Company in October 1995, Mr. Geizhals has performed on an interim basis some of the functions of the Chief Financial Officer.

     Richard S. Gordon has been employed by Infu-Tech since March 1994 as an Executive Vice President and became an Executive Vice President of the Company in August 1994. From 1989 until 1994, he served as Director of Policy and Planning for Governor Evan Bayh of Indiana, focusing on healthcare, telecommunications, education and economic development planning.

Employees

     At June 30, 1995, the Company had approximately 129 full-time management, marketing, technical-professional and clerical personnel, including Infu-Tech's approximately 117 employees. The Company's seven nursing homes were staffed by approximately 178 full-time management, marketing, technical-professional and clerical personnel, approximately 220 registered or practical nurses and 600 other people, for a total of approximately 1,000 people, all of whom were obtained through an employee leasing organization. Five of the Company's nursing homes have collective bargaining agreements and another is negotiating an initial collective bargaining agreement. The Company's nursing home which does not have a collective bargaining agreement is involved in a National Labor Relations Board ("NLRB") proceeding in which a union seeks to be certified as the bargaining agent for certain of the employees. The Company believes its relations with its employees are generally satisfactory, except that one of its nursing homes is involved in litigation before the NLRB for alleged unfair labor practices relating to discharges of employees. The Company does not believe the outcome of any of the proceedings before the NLRB is likely to have a material effect upon the Company's financial condition or results of operations.

     As of June 30, 1995, Infu-Tech had approximately 117 employees. Of these employees, five were in executive capacities (in addition to executives of the

Company who rendered services to Infu-Tech), approximately 28 were in sales or service capacities, approximately 51 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. Infu-Tech's employees are not currently represented by a labor union or other labor organization. Infu-Tech believes its employee relations are good.


Item 2.  Description of Properties.

     As of June 30, 1995, the Company owned the nursing homes in Atlantic City and Philadelphia and leased the nursing homes it operates in Cedar Grove, West Orange and West Palm Beach. On October 31, 1995, the Company obtained $46 million in financing, which was used to purchase the West Orange, Cedar Grove and West Palm Beach Facilities and to purchase the real property of the long term and residential care facility located in Norwood, New Jersey (The "Heritage Facility"), which the Company has managed since 1988. (See Item 1, "Business -- Nursing Homes.") The Company leases the nursing home in Cape May Courthouse. The nursing home in Pine Brook, New Jersey is owned by a corporation of which the Company is a 60% stockholder.

     The Company maintains corporate offices in Englewood Cliffs, New Jersey, and it leases six branch offices for Infu-Tech's branch operations. Offices provide a home base for salespeople, clinicians and administrative and technical personnel, as well as storage for excess equipment and supplies. In addition, Infu-Tech maintains a pharmacy and a warehouse in Moonachie, New Jersey, and pharmacies and ambulatory infusion suites in Memphis, Tennessee, Boston, Massachusetts and Philadelphia, Pennsylvania. The lease payments for the six branch offices, the central pharmacy, the Memphis, Boston and Philadelphia pharmacies, the infusion suite and the warehouse total $17,960 per month, payable to unrelated parties. The Company is occupying approximately 15,300 square feet of office space in the office building in Englewood Cliffs (including 7,400 square feet leased by Infu-Tech). The Company pays rent of $27,185 per month for corporate office space to an entity owned by the principal stockholders of the Company, one of whom is the Company's Chairman of the Board. The Company believes that this rent is at or below the market rate for comparable space in the area. In communities which cannot be serviced from an Infu-Tech office, staffing and administration is handled by a representative residing in the area. The Company believes its facilities are adequate for its current needs.


Item 3.  Legal Proceedings.

     In October 1995, the Company was sued in an action in the United States District Court for the District of New Jersey entitled Rubin v. Continental Health Affiliates in which the plaintiff seeks $140,000 he claims is due him under a consulting contract and $1,250,000 for alleged failure of the Company to issue 250,000 shares of common stock to him in May 1992. The Company is also subject to certain legal proceedings and claims which arise in the ordinary course of its business.

     The Company does not believe any litigation to which it is a party is likely to have a material adverse effect upon its financial condition or results of operations.



Item 4.           Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the first six months of 1995.



                                    PART II

Item 5.  Market for the Registrant's Common
         Stock and Related Security Holder Matters.

     The Common Stock is traded in the over-the-counter market and is included on NASDAQ's OTC Bulletin Board Service, but is not listed on an exchange or included in a system which reports actual purchase and sale transactions. According to National Quotation Bureau, Inc., the high bid and low bid prices of the Common Stock in the over-the-counter market during each calendar quarter during 1993 and 1994, and through June 30, 1995 were as follows:

                                            High              Low
                                             Bid              Bid
                    1993:                   ----              ---
                    ----
                    First Quarter           1 1/4             5/8
                    Second Quarter          1 1/2             5/8
                    Third Quarter           1 1/8             5/8
                    Fourth Quarter          1 1/4             1/4

                    1994:
                    ----
                    First Quarter           1 15/16           3/8
                    Second Quarter          1 1/2             1/2
                    Third Quarter           1 1/32            1/2
                    Fourth Quarter          1 1/2             1/2

                    1995:
                    ----
                    First Quarter           1 3/8             1/2
                    Second Quarter          1 1/4             1/2

     The Company has not declared any cash dividends on its Common Stock since the Common Stock was initially sold to the public in 1983, and the Company has no current plans to declare any dividends on its Common Stock. Covenants relating to the outstanding 14 1/8% Subordinated Debentures prevent the Company from paying dividends on the Common Stock.

     Dividends on the Company's 5% Exchangeable Preferred Stock are cumulative and are payable semi-annually on January 27 and July 27 at the rate of $5 per share per year, when and as declared by the Company's Board of Directors. Although covenants relating to the 14 1/8% Subordinated Debentures limit the Company's ability to pay dividends, that limitation has been waived as to the dividend paid on January 27, 1994 and the covenant has been amended to permit the Company to pay dividends, not exceeding $70,000 in any year, with regard to the 5% Exchangeable Preferred Stock. The dividends on the 13,884 outstanding shares of 5% Exchangeable Preferred Stock total less than $70,000 per year. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits. At June 30, 1995, the Company had a surplus of $32,000. During the six months ended June 30, 1995, it had a net loss.

     At June 30, 1995 there were 390 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data.

     The following table sets forth selected financial data of the Company and should be read in conjunction with the audited consolidated financial statements for the six months ended June 30, 1995 and for each of the three years in the periods ended December 31, 1994 and 1993 and the related notes included elsewhere in this Report:

                                           Six months
                                              ended                         Year Ended December 31,
INCOME STATEMENT DATA                     June 30, 1995        1994             1993          1992          1991
                                          -------------        -------------------------------------------------
                                                               (in thousands, except per share amounts)
Revenues                                   $   28,724       $  54,378       $   61,270     $  60,364    $   57,216
                                           ----------       ---------       ----------     ---------    ----------
Income (loss) from operations                    (924)           (917)           1,647         1,818         1,982
Gain on sale of common stock of subsidiary        --              --               --          4,871           --

Interest and dividend income                      183              98              184           134           199
Interest and other financing costs               (632)         (1,481)          (3,082)       (4,460)       (4,874)
Other income (expense)                            458             877            1,268         1,071         1,132
Minority interest                                 353             375             (194)         --             --
                                           ----------       ---------       ----------     ---------    ----------
Income (loss) from continuing
  operations before income taxes                 (562)         (1,048)            (177)        3,434        (1,561)
Provision (benefit) for income taxes              --             (341)            (385)        1,750           --
                                           ----------       ---------       ----------     ---------    ----------
Income (loss) from continuing operations         (562)           (707)             208         1,684        (1,561)
Discontinued operations(a):
  Income (loss) from operations                   --              --               --           --             --
  Gain on disposal                                --              --               --            150           482
                                           ----------       ---------       ----------     ---------    ----------
Income (loss) before extraordinary items         (562)           (707)             208         1,834        (1,079)
Extraordinary items (b)                           --            1,058              548         1,708         1,173
Cumulative effect of accounting change            --              --               973          --             --
                                           ----------       ---------       ----------     ---------    ----------
Net income (loss)                                (562)            351            1,729         3,542            94
Preferred dividends                               (35)            (69)             --           --             --
                                           ----------       ---------       ----------     ---------    ----------
    Net income (loss) available to common

      shareholders                         $     (597)      $     282       $    1,729     $   3,542    $       94
                                           ==========       =========       ==========     =========    ==========
Earnings (loss) per share:
  Continuing operations                    $     (.08)      $    (.09)      $      .04     $     .34    $     (.31)
  Discontinued operations                         --              --               --            .03           .10
  Extraordinary items                             --              .13              .10           .34           .23
  Cumulative effect of
     accounting change                            --              --               .19           --            --
                                           ----------       ---------       ----------     ---------    ----------
  Net income (loss) available to common
     shareholders                          $     (.08)      $     .04       $      .33     $     .71    $      .02
                                           ==========       =========       ==========     =========    ==========


                                              As of                         As of December 31,
BALANCE SHEET DATA                        June 30, 1995        1994             1993          1992          1991
                                          -------------        -------------------------------------------------
                                                                              (in thousands)
Working capital (deficit)                  $   (6,060)      $  (4,392)      $  (13,586)    $ (30,814)   $  (37,253)
Total assets                                   29,675          30,485           46,194        46,700        45,556
Total liabilities and deferred income          28,119          27,980           43,755        52,773        56,858
Minority interest                               1,524           1,877            2,326         1,687           --
Stockholders' equity (deficit)                     32             628              113        (7,760)      (11,302)
------------------------------

(a) Represents operations of the Home Health Care Division which was sold in June 1990 (net of income taxes).

(b) Represents net gains on extinguishment of Company debt (net of income taxes) in 1991, 1993 and 1994 and utilization of tax loss carryforward in 1992.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 Compared with Unaudited Six Months
Ended June 30, 1994

     Total revenues during the first six months of 1995 increased by $1,666,000, or 6%, compared with the same period of the prior year, even though revenues of the Heritage Facility were included through March 16, 1994, but 1995 revenues include only fees for managing the Heritage Facility. Excluding revenues pertaining to the Heritage Facility in both years, total revenues increased by $3,392,000, or 14%.

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

     Infusion therapy and other medical services revenues increased by $3,483,000, or 50%, primarily due to a $3,800,000, or 110%, increase in home infusion division revenues. This increase is partially attributed to a 75% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company's beginning to provide in early 1994 Ceredase(Registered) enzyme and Cerezyme(Trademark) infusion therapy ("Ceredase(Registered)") to patients with Gaucher's disease. Sales of Ceredase(Registered) in the 1995 period were $1,945,000, compared to $175,000 in the same period of 1994. Ceredase(Registered) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

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

     Costs of medical and nutritional products sold to patients and other customers increased by $2,430,000, or 85%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 41% in 1994 to 51% in 1995. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(Registered) sales discussed above.

     Health care and lodging expen ses, which are incurred in connection with nursing home services, decreased by $412,000, or 7%. Excluding the Heritage Facility, health care and lodging expenses increased by $59,000, or 1%.

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

      The provision for uncollectible accounts was 3% of revenues in both the 1995 and the 1994 periods.


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

     Other income of $458,000 in 1995 and $340,000 in 1994 primarily consisted of amortization of deferred income of $579,000 in both 1995 and 1994 and $188,000 of income in 1995 resulting from an adjustment to accruals related to the deconsolidation of the Heritage Facility, partially offset by unrealized foreign currency translation losses of $309,000 in 1995 and $225,000 in 1994.

     Minority interest in loss of subsidiary of $353,000 in 1995 and $190,000 in 1994 represents the portion of the net loss of Infu-Tech allocable to minority stockholders.

     Due to uncertainty about the ability of Infu-Tech, a 59% owned subsidiary which files its own tax returns, to recognize the tax benefit of its 1995 operating loss, Infu-Tech did not record a tax benefit of that loss. Primarily because of this, the Company did not record any tax benefit for the 1995 period. Management of the Company anticipates that Infu-Tech will in the future have sufficient taxable income to recover the benefit of prior period losses which were recorded as deferred tax assets at June 30, 1995. With regard to the six months ended June 30, 1994, the Company recorded a benefit for income taxes of $487,000, consisting of $171,000 absorbed by taxes on extraordinary gains and $316,000 resulting from losses of Infu-Tech.

     1995 loss was $562,000 ($.08 per share) compared to the same period prior year loss before extraordinary gains of $165,000 ($.02 per share). The extraordinary gains of $1,058,000 in the same period of 1994 represented the amounts by which bank loans were satisfied for less than their principal amounts, net of transaction costs and income taxes.

     The preferred stock dividend related to the 5% exchangeable preferred stock.

     The net loss applicable to common shareholders in the six months ended June 30, 1995 was $597,000 ($.08 per share) compared to net income applicable to common shareholders in the first six months of 1994 of $858,000 ($.11 per share).

1994 Compared with 1993

     Total revenues decreased by $6,892,000, or 11%, in 1994 compared with 1993, as revenues of the Heritage Facility were included for the full year in 1993 but only through March 16 in 1994. Excluding the Heritage Facility in both years, total revenues increased by $942,000, or 2%.

     Nursing home services revenues decreased by $6,175,000, or 14%. Excluding the Heritage Facility in both years, nursing home services revenues increased by $1,659,000, or 5%, primarily attributed to higher per diem rates and larger retroactive rate adjustments related to prior periods. Excluding the Heritage Facility in both years, total patient days decreased slightly, but due to a 40 bed reduction in the number of available beds at one of the Company's nursing homes during the third quarter of 1994, the occupancy percentage increased from 90.8% in 1993 to 92.3% in 1994.

     During 1994, restrictions in the agreement governing a loan to Senior Care Foundation, Inc. ("SCF"), the not-for-profit corporation which had purchased the Heritage Facility from the Company, prevented SCF from paying management fees of $406,000 and interest of $174,000, which were due to the Company between March 17 and December 31, 1994. No income was recorded with regard to those management fees and interest. Because the Company waived the right to receive the 1994 management fees and interest, SCF should be able to pay the management fees and interest which become due in 1995.

     Infusion therapy and other medical services revenues decreased by $717,000, or 4%. The decrease was the result principally of major declines in revenues from orthotic products and enteral therapy, partially offset by increases in home infusion revenues, including revenues from infusion therapy to patients with Gaucher's disease. Orthotic product revenues declined by $2,429,000, or 85%, due to changes in Medicare reimbursement determinations, effective January 1, 1994, which made certain orthotic products no longer eligible for reimbursement under Medicare. In addition, contract services enteral therapy revenues declined $1,471,000, or 23%, due to a continuation of a several year decrease in enteral patients, which is primarily attributed to an increasing number of nursing home operators providing enteral therapy services themselves. Home infusion division revenues increased $2,162,000, or 32%, primarily attributed to a 40% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through successful marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company's beginning in 1994 to provide Ceredase(Registered) enzyme and Cerezyme(Trademark) infusion therapy ("Ceredase(Registered)") to patients with Gaucher's disease. Sales of Ceredase(Registered) in 1994 were approximately $880,000. Ceredase(Registered) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage. In addition, 1994 revenues included approximately $523,000 related to ostomy irrigation sets which were sold in 1992, which were not recorded as revenues at that time due to the uncertainty of reimbursement.

     Personnel costs decreased by $2,178,000, or 7%. Excluding the Heritage Facility in both years, personnel costs increased by $1,721,000, or 7%, primarily attributed to normal cost of living increases and the hiring of additional Infu-Tech marketing and sales personnel as part of the strategy to aggressively pursue managed care contracts, as well as to implement recently signed managed care contracts. In addition, Infu-Tech nursing costs increased to support the 40% increase in home infusion volume and Infu-Tech pharmacy personnel costs increased due to new pharmacy operations and the higher home infusion volume.

     Costs of medical and nutritional products sold to patients and other customers increased by $127,000, or 2%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 39% in 1993 to 41% in 1994, and excluding the aforementioned ostomy revenue recognized in 1994, costs increased to 43%. The increase in costs as a percentage of sales is primarily attributed to the lower home infusion pricing and the low profit margin Ceredase(Registered) sales discussed above.

     Health care and lodging expenses, which are incurred in connection w ith nursing home services, decreased by $1,260,000, or 10%. Excluding the Heritage Facility in both years, health care and lodging expenses increased by $355,000, or 3%, primarily attributed to general cost increases.

     Selling, general and administrative costs decreased by $73,000, or 1%. Excluding the Heritage Facility, selling, general and administrative costs increased by $226,000, or 4%, primarily attributed to costs associated with settling a lawsuit.

     The provision for uncollectible accounts was 3% of revenues in both 1993 and 1994.

     Depreciation and amortization expenses decreased by $551,000. Excluding the Heritage Facility in both years, depreciation and amortization expenses decreased by $96,000, as certain leasehold improvements became fully amortized during the second quarter of 1994.

     Interest and dividend income decreased by $86,000, primarily due to lower Infu-Tech cash and cash equivalents and lower notes receivable balances.

     Interest and other financing costs decreased by $1,601,000, primarily due to lower debt balances.

     Other income of $877,000 in 1994 and $1,268,000 in 1993 primarily consists of an unrealized foreign currency translation loss of $267,000 in 1994 and an unrealized foreign currency translation gain of $137,000 in 1993, amortization of deferred income pertaining to the 1988 sale and leaseback of three nursing homes of $1,032,000 in both 1994 and 1993, and $126,000 in each year of amortization of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of the Company's former Home Nursing Division from an agreement not to sell infusion therapy services and the Company's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years.

     Minority interest in loss of subsidiary of $375,000 in 1994 and in earnings of subsidiary of $194,000 in 1993 represents the portion of the net income or loss of Infu-Tech allocable to minority stockholders.

     The benefit for income taxes of $341,000 in 1994 consists of the benefit of the $171,000 income tax provision related to the extraordinary gains and the

$220,000 benefit for income taxes for Infu-Tech, a 59% owned subsidiary which files its own Federal income tax return. The benefit for income taxes of $385,000 in 1993 consists of $318,000 of prior period income tax refunds to the Company and the benefit of the $381,000 income tax provision related to the extraordinary gain, partially offset by the provision for income taxes for Infu-Tech.

     The 1994 loss before extraordinary gains and cumulative effect of accounting change was $707,000 ($.09 per share) compared to prior year income of $208,000 ($.04 per share). The extraordinary gains of $1,058,000 in 1994 represented the amounts by which bank loans were satisfied for less than their principal amounts, net of transaction costs and income taxes. The extraordinary gains of $548,000 in 1993 consisted of a gain of $1,026,000 pertaining to a Bond exchange and a loss of $97,000 pertaining to a Debenture exchange transaction, net of applicable income taxes.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and has recognized a benefit of $973,000 (net of minority interest of $445,000) in 1993 to record the cumulative effect of the change in accounting for income taxes.

     The preferred stock dividend relates to 5% exchangeable preferred stock issued in October and November 1993 in exchange for 6% Swiss franc denominated Bonds.

     Net income available to common shareholders in 1994 was $282,000 or $.04 per share, compared to $1,729,000, or $.33 per share, in 1993.

1993 Compared with 1992

     Total revenues increased by $906,000, or 2%, in 1993 compared with 1992.

     Nursing home services revenues increased by $3,716,000, or 9%, primarily attributed to higher per diem rates and higher occupancy levels at most of the nursing homes and higher ancillary services revenues. Average per diem rates increased approximately 6% and total occupancy levels increased from 90.5% in 1992 to 92.6% in 1993.

     Infusion therapy and other medical services revenues decreased by $2,810,000, or 14%. The decrease is partially attributed to the fact that 1992 included $675,000 of sales of ostomy irrigation sets which are no longer being sold because they are no longer eligible for reimbursement under Medicare. The 1992 revenues also included approximately $270,000 resulting from a release of payments related to services rendered in 1991 which had been withheld until resolution of litigation brought by an unrelated participant in the health care industry regarding Medicare reimbursement rules. In addition, enteral therapy revenues declined 16% in 1993 due to a decrease in nursing home enteral patients which is primarily attributed to the fact that an increasing number of nursing home operators are providing enteral therapy services themselves. Home infusion therapy revenues declined 10% primarily due to lower pricing. The decrease in home infusion pricing is a result of the Company's focus on selling to managed care and other providers at negotiated reduced rates.

     Personnel costs increased by $2,084,000, or 7%, primarily attributed to normal cost of living increases, the hiring of additional Infu-Tech executive officers, higher occupancy and acuity levels and an increase in ancillary services at the nursing homes, and higher fringe benefit costs.

     Cost of medical and nutritional products sold to patients and other customers were 39% of infusion therapy and other medical services revenue in both 1993 and 1992.

     Health care and lodging expenses, which are incurred in connection with nursing home services, increased by $544,000, or 4%, primarily attributed to higher occupancy and acuity levels at the nursing homes, higher costs attributed to an increase in nursing home ancillary services and general cost increases.

     Selling, general and administrative costs increased by $394,000, or 7%, primarily attributed to higher costs associated with Infu-Tech being a public company and general cost increases.

     The Company determines its allowance for uncollectible accounts based upon historical collection patterns applied to an aging of its accounts receivable by product line and payor. The provision for uncollectible accounts decreased from 4.6% of revenues in 1992 to 3.3% of revenues in 1993 because of improved billing and collections of accounts receivable and better than anticipated collections of old accounts receivable.

     Depreciation and amortization expenses decreased by $71,000, or 5%, primarily due to certain leasehold improvements becoming fully depreciated in 1992.

     Interest and dividend income increased by $50,000, primarily due to interest earned by Infu-Tech in 1993 on the net proceeds from the December 1992 initial public offering of Infu-Tech stock.

     Interest and other financing costs decreased by $1,378,000, primarily due to lower debt balances.

     Other income of $1,268,000 in 1993 and $1,071,000 in 1992 primarily consists of unrealized foreign currency translation gains of $137,000 in 1993 and $446,000 in 1992, amortization of deferred income pertaining to the 1988 sale and leaseback of three nursing homes of $1,032,000 in both 1993 and 1992, and amortization of $126,000 in 1993 and $115,000 in 1992 of a $628,000 payment received by the Company in 1992 as consideration for the Company's releasing the buyer of the Company's former Nursing Home Division from an agreement not to sell infusion therapy services and the Company's agreeing not to provide nursing services in California, Arizona and Tennessee for a period of five years. In 1992, these were partially offset by a $396,000 write-off of previously capitalized costs related to projects which were abandoned (including $306,000 attributable to a previously planned West Orange, N.J. congregate care facility) and $110,000 of pre-acquisition nursing home rate adjustments.

     Minority interest in earnings of subsidiary of $194,000 represents the portion of the net income of Infu-Tech allocable to minority stockholders.


     The benefit for income taxes of $385,000 in 1993 primarily consists of $318,000 of prior period income tax refunds to the Company and the benefit of the $381,000 income tax provision related to the extraordinary gain, partially offset by the $310,000 provision for income taxes for Infu-Tech, a 58% owned subsidiary which will file its own Federal income tax return in 1993.

     The 1993 income from continuing operations was $208,000 ($.04 per share) compared to $1,684,000 ($.34 per share) in 1992, but 1992 included a pre-tax gain on the sale of common stock of Infu-Tech of $4,871,000.

     The Company's former home health care division, which was sold in 1990, is treated as a discontinued operation. The Company recorded a gain on disposal of that division of $150,000 in 1992, net of applicable income taxes.

     The extraordinary net gain in 1993 of $548,000 consists of a gain of $1,026,000 on the Bond exchange transactions and a loss of $97,000 on the Debenture exchange transactions, net of applicable income taxes. In 1992, the Company utilized Federal and state net operating loss carryforwards of $1,708,000, which was recorded as an extraordinary item.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and has recognized a benefit of $973,000 (net of minority interest of $445,000) in 1993 to record the cumulative effect of the change in accounting for income taxes.

     After the extraordinary items and the cumulative effect of the accounting change, net income in 1993 was $1,729,000, or $.33 per share, compared to $3,542,000, or $.71 per share, in 1992. Before the extraordinary items and the cumulative effect of the accounting change, the Company had income of $208,000, or $.04 per share, in 1993, compared to $1,834,000, or $.37 per share, in 1992.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company had stockholders' equity of $32,000 and total liabilities of $28,119,000. The total liabilities at June 30, 1995 included debt of $14,190,000, which included SFr 2,900,000 (approximately $2,525,000) principal amount of the Company's 6% Swiss franc denominated convertible bonds which were due June 27, 1995 (the "Bonds"); $686,000 principal amount of a secured loan ("Secured Loan") due August 31, 1995, as amended; $1,200,000 principal amount of 14 1/8% subordinated debentures due September 1996 (the "Subordinated Debentures"); $1,213,000 principal amount of 8% notes due 1999; and $5,006,000 principal amount of 6% notes and 6% convertible notes due 2003.

     Although the Sfr 2,900,000 (approximately $2,525,000) of Swiss franc denominated Bonds matured on June 27, 1995, the Company did not pay that principal or accrued interest of Sfr 174,000 (approximately $152,000), which was due on that date. Since June 27, 1995, the Company has acquired SFr 1,530,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 488,170 in cash, SFr 619,500 in a note maturing in June 1998, $150,000 in cash and a $165,000 note due February 20, 1996. The Company has continued to charge earnings with interest on the outstanding Bonds.

     Pursuant to a management agreement entered into in January 1994, the

Company earned fees through June 30, 1995 for managing the Heritage Facility of $261,000 and interest income of $148,000 on a second mortgage note held by the Company. As a result of the purchase of the Heritage Facility, the Company will be receiving rental payments of $2.4 million per year and management fees equal to 5% of the gross revenues of the Heritage Facility.

     The Company's cash and cash equivalents balance decreased from $1,161,000 at December 31, 1994 to $546,000 at June 30, 1995, all of which is held by Infu-Tech. In connection with the initial public offering of Infu-Tech common stock in 1992, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from advancing money to (or borrowing money from) the remainder of the Company. Therefore, at June 30, 1995, the Company (excluding Infu-Tech) had no cash or cash equivalents.

     During the six months ended June 30, 1995, the Company used $149,000 of cash in operating activities, primarily due to the net loss of $562,000, an increase in inventories of $279,000 and an increase in net receivables of $226,000. This was partially offset by a $733,000 net increase in accounts payable and other current liabilities.

     Although the Company used a total of $149,000 of cash in operating activities, Infu-Tech used $527,000 of cash in operating activities. The Company (excluding Infu-Tech) generated $378,000 of cash from operating activities. The Infu-Tech use of cash in operating activities was primarily due to a net loss of $849,000 and an increase of $279,000 in inventories, partially offset by a $660,000 increase in accounts payable.

     The increase in Infu-Tech's inventories was primarily to support the higher Infu-Tech sales levels. The increase in Infu-Tech's accounts payable was primarily attributed to the higher Infu-Tech inventory purchases and an improved mix of payment terms.

     As of June 30, 1995, Infu-Tech's working capital was $3.6 million, which was substantially lower than the December 31, 1994 working capital of $4.5 million. Further, at June 30, 1995, Infu-Tech's cash and cash equivalents of $546,000 were $550,000 less than the nearly $1.1 million at December 31, 1994 and its accounts payable of $2,342,000 were $660,000 higher than the approximately $1.7 million at December 31, 1994. Based upon preliminary discussions with potential lenders, Infu-Tech believes that it would be able to secure adequate financing, if necessary, to cover its cash requirements for the foreseeable future.


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

     At June 30, 1995, the Company had approximately $3.3 million of debt due in 1995 (consisting primarily of the Bonds and Secured Loan) and approximately $1.4 million of debt due in 1996 (consisting primarily of the Subordinated Debentures). Beyond 1996, the next significant required debt repayment was not until 1999.

     On October 31, 1995, the Company made a 15-year borrowing of $41.0 million secured by mortgages on four of the Company's nursing homes and a five-year borrowing of $1.5 million secured by 8 acres of land in West Orange, New Jersey. In addition, four subsidiaries of the Company sold preferred stock for a total of $3.5 million. The $46.0 million proceeds of those transactions were used to purchase the four nursing homes which secure the $41.0 million borrowing (and which previously had been operated by the Company under leases), to repurchase another nursing home which the Company had sold in 1993 and managed under a management contract since then and to repay $301,000, and extend the balance, of a $601,000 secured note which would have matured in December 1995. At the same time, the Company converted $1,464,000 of trade payables into a three-year note. The current portion of the borrowings incurred on October 31, 1995 totals $1.2 million.

     The Company has no arrangements under which it can make further borrowings. At June 30, 1995, the Company had a working capital deficit of $6,060,000. Excluding Infu-Tech, which had working capital of $3,571,000, the Company's working capital deficit was $9,631,000. The October 31, 1995 transactions improved working capital by approximately $6 million.

     The Company does not have any material commitments for capital expenditures.

     The Company's 14 1/8% Subordinated Debentures due 1996, of which $1.2 million principal amount was outstanding both at June 30, 1995 and at December 31, 1995, mature on September 1, 1996.

     The $41.0 million mortgage loan incurred on October 31, 1995, bears interest at 9.86% per annum and requires payments of principal and interest totalling $4.28 million per year for 15 years. The Company is in the process of executing an agreement that if the Company is unable to pay the balance of $28.19 million which will remain due at the end of 15 years, the interest rate on the mortgage loan will increase, and all cash flow from the mortgaged facilities will have to be used to amortize the balance of the mortgage loan. The $1.5 million mortgage loan incurred on October 31, 1995 bears interest at 2% per annum above the prime rate and requires principal payments of $384,000 per year. The $3.5 million of subsidiary preferred stock requires cumulative dividends equal to the liquidation preference of the preferred stock (initially $3.5 million) times LIBOR plus 13% of the liquidation preference of the preferred stock and is mandatorily redeemable in monthly installments at the rate of $876,000 per year in 1997 through 2000. Based upon the 8.5% per annum prime rate and the 5-7/16% per annum LIBOR rate on December 29, 1995, the payments during the period from October 31, 1995 to June 30, 1996 with regard to the $42.5 million of mortgage loans and the $3.5 million of preferred stock would total approximately $3.6 million.

     The Company anticipates that the unused portion of the funds it received on October 31, 1995 plus the cash flow from its operations and the operations of its subsidiaries other than Infu-Tech will be sufficient to enable the Company to meet its obligations during the year ending June 30, 1996 with regard to the mortgage debts incurred, and preferred stock issued, on October 31, 1995 and to pay the principal and interest on the 14 1/8% Subordinated Debentures when they became due in September 1996. If the funds from those sources were not sufficient for these purposes, the Company would have to sell facilities (which it plans to do in any event) or to cause Infu-Tech to pay dividends (of which the Company would receive 59%).

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which will become effective on July 1, 1996 for the Company. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. The effect of the adoption of SFAS No. 121 has not been determined by the Company.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes an alternative method of accounting for stock-based compensation awarded to employees such as the stock options the Company grants to employees. SFAS No. 123 provides for the recognition of compensation expense based on the fair value of the stock-based award. The standard allows companies to continue to measure compensation cost in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Companies electing to retain this method must make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company plans to continue to use APB No. 25, which does not require the Company to record compensation expense for the stock options it awards to employees. In 1997, the Company will disclose the pro forma effect of the fair value method on 1996 and 1997 net income and earnings per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and supplementary data required by this item appear beginning at page F-1.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.



                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

                                                          Served on
                                                         the Board of
                                                          Directors
      Name                           Age                    Since
      ----                           ---                 ------------

Jack Rosen ......................    49                      1981
Joseph Rosen ....................    44                      1981
Israel Ingberman ................    49                      1981
Joseph Giglio ...................    54                      1983
Bruce Slovin ....................    60                      1988
Carl D. Glickman ................    69                      1989

     Jack Rosen has served as the chief executive officer (the President or Chairman of the Board) and as a Director of the Company since its incorporation in 1981 and of its subsidiaries from their respective dates of incorporation, the first of which was in 1976. Mr. Rosen is also the President and a Director of CompreMedx Cancer Centers Corporation ("CompreMedx"), an 89.1%-owned subsidiary of the Company, and the Chairman of the Board of Directors and Chief Executive Officer of Infu-Tech, Inc. ("Infu-Tech"), a 59% owned subsidiary of the Company. He first became involved in the health care field in September 1971 when he became a director of Garden State Health Care Center of East Orange, New Jersey. He is actively engaged, together with Joseph Rosen and Israel Ingberman, who are officers and directors, and along with Jack Rosen, are the three principal stockholders of the Company (the "Principal Stockholders"), in a variety of enterprises, including nursing home ownership and management, real estate development and hotel ownership (the "Rosen-Ingberman Enterprises"). Jack Rosen is the brother of Joseph Rosen.

     Joseph Rosen has served as a Vice President and as a Director of the Company since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx and Infu-Tech) from their respective dates of incorporation. He became an Assistant Secretary of the Company in March 1983. He first became involved in the health care field in October 1974 with the organization of Jayber Inc., which operates a nursing home in West Orange, New Jersey and now is a subsidiary of the Company. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises. He is the brother of Jack Rosen.


     Israel Ingberman has served as Secretary, Treasurer and as a Director of the Company since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx and Infu-Tech) from their respective dates of incorporation. He first became involved in the health care field in October 1974 with the organization of Jayber Inc. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises.

     Joseph M. Giglio has been a director of the Company since January 1983 and is also a Director of Infu-Tech. Since December 1993, he has been serving as the Chairman of Apogee Research, Inc., an infrastructure consulting firm. From December 1993 until August 1994, he was the Senior Advisor to the First Southwest Company. From April 1992 to November 1993, he was an Executive Vice President of Smith Barney & Co., and from June 1991 to April 1992, he was a Managing Director of that firm. From January 1990 to June 1991, he was the President of Chase Municipal Securities, Inc., an affiliate of The Chase Manhattan Bank, N.A. From August 1988 through December 1989, Mr. Giglio was a Senior Vice President at Chase Securities, Inc. in the Municipal Finance Division. For more than five years prior to joining Chase, Mr. Giglio was the Senior Managing Director of the Public Finance Department at Bear Stearns & Co., Inc. Mr. Giglio served as Chairman of the National Council on Public Works Improvement, which released its final report, "Fragile Foundation," in February 1988. Mr. Giglio chaired the U.S. Senate Budget Committee's Private Sector Advisory Panel on Infrastructure Financing. He serves on the boards of directors of Small Business Foundation of America, Inc.; The Hudson Institute; and Empire Blue Cross/Blue Shield. Mr. Giglio has served as an Associate Professor of Finance at New York University. He is a graduate of Rutgers University, and holds a Master of Public Administration degree from New York University and a Master's degree in Business from Columbia University.

     Carl D. Glickman has been a director of the Company since August 1989 and is also a Director of Infu-Tech. Since 1953, he has been the president of The Glickman Organization, a real estate ownership and management company. In addition, Mr. Glickman is a director of Andal Corporation (a diversified manufacturing company), Bear Stearns Companies, Inc. (an investment banking company), Custodial Trust Company (a New Jersey bank), Jerusalem Economic Corporation (an Israeli real estate company), Alliance Tyre and Rubber Co. (an Israeli tire manufacturer), Franklin Holdings, Inc. (an investment company), Lexington Corporate Properties, Inc. (a real estate investment trust), Modern Video Co. (a motion picture production company) and Office Max, Inc. (an office supply retailer).

     Bruce Slovin has been a Director of the Company since June 1988 and is also a Director of Infu-Tech. Mr. Slovin is a graduate of Harvard Law School and Cornell University. Since 1985, he has been president and a director of Revlon Group Incorporated, an industrial products holding company. Since 1980, he has been president and a director of MacAndrews & Forbes Group, Inc., an industrial holding company. In addition, Mr. Slovin is a director of Andrews Group Incorporated (a publishing and entertainment company), Power Central Technologies, Inc. (a manufacturer of aerospace components), Cantel Industries, Inc. (a distributor of furniture and medical equipment) and The Coleman Company, Inc. (an outdoor recreational equipment manufacturer).




ITEM 11.          EXECUTIVE COMPENSATION.

     The following table sets forth the compensation received during each of the two years ended December 31, 1993 and 1994 and the six months ended June 30, 1995, by the Company's chief executive officer and its other executive officers:

==================================================================================================================================
                                                    SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                               Annual Compensation                    Long-Term Compensation
                                          ------------------------------      ------------------------------------
                                                                                      Awards               Payouts
                                                                              ----------------------       -------
                                                                 Other
                                                                 Annual       Restricted                                 All Other
                                                                 Compen-        Stock        Options/       LTIP          Compen-
    Name and Principal                     Salary      Bonus     sation        Award(s)        SARs        Payouts        sation
         Position                Year        ($)        ($)       ($)            ($)           (#)           ($)            ($)
----------------------------------------------------------------------------------------------------------------------------------
Jack Rosen, Chairman,            1995*     150,000**
  President and Chief            1994      300,000**   None       None         None          None          None          None
  Executive Officer              1993      300,000**
----------------------------------------------------------------------------------------------------------------------------------
Richard S. Gordon                1995*      49,479     5,000                                  --
  Executive Vice President       1994***    99,920*** 37,154***   None         None          5,000         None          None
                                                                                              --
----------------------------------------------------------------------------------------------------------------------------------
Benjamin Geizhals,               1995*      65,000                                            --
  Vice President                 1994      130,000      None      None         None          2,000         None          None
                                 1993      130,000                                            --
----------------------------------------------------------------------------------------------------------------------------------
Gary Finkel                      1995*      60,000       --                                   --
  Vice President                 1994      120,000       --       None         None          5,000         None          None
                                 1993      115,125     5,000                                  --
==================================================================================================================================

*       Six months ended June 30, 1995.
**      Includes compensation paid by Infu-Tech.
*** For the period since Mr. Gordon became employed by the Company and Infu-Tech in March 1994. Mr. Gordon became an officer of the Company in August 1994.

DIRECTORS' FEES

     Since 1993, the directors have waived directors' fees (which, prior to 1993, had been paid to directors who were not employees at the rate of $10,000 plus $500 for each directors' meeting attended). In recognition of this, and the waiver of fees for calendar 1995, in January 1995, each director who was not an officer of the Company was granted an option under the Company's 1989 Key Employees and Key Personnel Plan to purchase 20,000 shares of Common Stock.

OPTION PLANS

     No options were granted during the six months ended June 30, 1995 to the Company's chief executive officer and its other executive officers, and no options or SARs held at June 30, 1995 were exercised during the six months ending on that date.

     The following table sets forth certain information with regard to options and SARs held at June 30, 1995.

======================================================================================================================

                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                Number of Securities        Value of Unexercised
                                                               Underlying Unexercised           in-the-Money
                                                                    Options/SARs                Options/SARs
                                                                 at Fiscal Year-End*         at Fiscal Year End
                                                                         (#)                        ($)**
                                                            ----------------------------------------------------------
                               Shares            Value
                            Acquired on         Realized           Exercisable(E)/             Exercisable(E)/
          Name              Exercise (#)          ($)             Unexercisable(U)            Unexercisable(U)
----------------------------------------------------------------------------------------------------------------------
Jack Rosen                      --                --                 500,000(E)                     0(E)
                                                                           0(U)                     0(U)
----------------------------------------------------------------------------------------------------------------------
Richard S. Gordon               --                --                   5,000(E)                     0(E)
                                                                           0(U)                     0(U)
----------------------------------------------------------------------------------------------------------------------
Benjamin Geizhals               --                --                  10,000(E)                 6,000(E)
                                                                           0(U)                     0(U)
----------------------------------------------------------------------------------------------------------------------
Gary Finkel                     --                --                  14,500(E)                 7,125(E)
                                                                           0(U)                     0(U)
======================================================================================================================

*       The Corporation has not granted any SARs.
** Based upon the amount by which the high bid price of the Company's Common Stock on June 30, 1995 ($1.00 per share) exceeded the exercise price of the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Company does not have a Compensation Committee. Salaries of its senior executive officers, other than its Chairman of the Board, are set by the

Chairman of the Board. The salary of the Chairman of the Board is approved by the Board of Directors. Jack Rosen, who is Chairman of the Board, and Joseph Rosen (Jack Rosen's brother) and Israel Ingberman (the third of the Principal Stockholders), both of whom are officers of the Company, are members of the Board of Directors and participate in its deliberations.

     Transactions between the Company and members of its Board of Directors during the six months ended June 30, 1995 were as follows:

     The Company is occupying approximately 15,300 square feet of office space (including 7,400 square feet leased by Infu-Tech) in an office building in Englewood Cliffs, New Jersey which is owned by the Principal Stockholders. The rent expense is $27,185 per month. The Company believes the terms on which it is occupying this space are more favorable to it than the terms on which it could rent a similar amount of comparable space from an unaffiliated person.

     Early in 1990 a dispute over management fees between the Company and three nursing homes owned by the Principal Stockholders was resolved by the nursing homes' agreeing to pay a total of $1,940,000 in satisfaction of all their December 31, 1989 obligations to the Company. In early 1992, the settlement agreement between the Company and the three nursing homes was modified to provide that the then-existing balance of $1,046,000 would be paid in sixteen equal quarterly payments of $76,000 each (which included interest at 7 1/2% and principal) beginning June 15, 1992 and continuing through March 15, 1996. The balance remaining on the modified settlement agreement at December 31, 1994 (including accrued interest due to payment delinquencies) was $839,000. In January 1995 the settlement agreement was further modified to provide for a $227,000 principal and interest payment to be made on or before March 30, 1995 and the remaining balance of $626,000 to be paid in twelve equal quarterly installments of $60,000 each (including interest at 8 1/2%) beginning July 1, 1995 and continuing through March 31, 1998. The payment due on January 1, 1996 has not yet been made.

     At June 30, 1995, the Company was owed a total of $180,000 from two entities owned by the Principal Stockholders resulting from loans to the entities from various corporations which now are subsidiaries of the Company, but which were not owned by the Company when the loans were made. The Company is also owed $15,000 for health insurance premiums and other charges with regard to nursing homes owned by the Principal Stockholders.

     From January to March 1995, the Company rented a house in Florida which was used by the Company, and its Chairman, primarily in connection with the Company's business. The total rent paid was $114,000.

     During the six months ended June 30, 1995, the Company (including its Infu-Tech subsidiary) was charged $39,000 by a corporation owned by Jack Rosen for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.


     The following table contains information concerning the ownership of the Company's Common Stock on January 31, 1996 by each person known to the Company to be a beneficial owner of more than 5% of any class of the Company's voting securities, by the Company's directors, by each of the executive officers of the Company who was among the five most highly compensated executive officers of the Company in 1994 and by directors and executive officers as a group are as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                           Amount and Nature
                                     Name and Address                             of
   Title of Class                   Of Beneficial Owner                  Beneficial Ownership          Percent of Class
-----------------------------------------------------------------------------------------------------------------------------
    Common Stock        Colonial Management Associates, Inc.                 530,000 shares                  6.7%
                        1 Financial Center
                        Boston, MA 02111
    Common Stock        Michael Klein                                        940,220 shares                  11.8%
    Preferred Stock     100 Shoreline Highway                                  3,305 shares                  23.8%
                        Building A, Suite 190
                        Mill Valley, CA 94941
    Common Stock        Andrew J. McLaughlin, Jr.                          1,684,683 shares (a)              18.5%
                        61 Broadway
                        New York, NY 10006
    Common Stock        Carl D. Glickman                                      76,000 shares (a)               1.0%
                        The Leader Building, Suite 1140
                        Cleveland, OH 44114
    Common Stock        Israel Ingberman                                     886,072 shares                  11.3%
                        910 Sylvan Avenue
                        Englewood Cliffs, NJ 07632
    Common Stock        Jack Rosen                                         1,386,076 shares (b)              16.6%
                        910 Sylvan Avenue
                        Englewood Cliffs, NJ 07632
    Common Stock        Joseph Rosen                                         893,577 shares                  11.4%
                        910 Sylvan Avenue
                        Englewood Cliffs, NJ 07632
    Common Stock        Bruce Slovin                                          92,500 shares (b)               1.2%
                        35 E. 62nd Street
                        New York, NY 10021
    Common Stock        Joseph M. Giglio                                      95,517 shares (b)               1.2%
                        4350 East West Highway, Suite 600
                        Bethesda, MD 20814
    Common Stock        Richard S. Gordon                                      5,000 shares (b)               (c)
                        910 Sylvan Avenue
                        Englewood Cliffs, NJ 07632
    Common Stock        Benjamin Geizhals                                     10,000 shares (b)               (c)
                        910 Sylvan Avenue
                        Englewood Cliffs, NJ 07632
    Common Stock        All directors and                                  3,459,242 shares (a)              43.5%
                          executive officers
                          as a group (8 persons)


--------------
(a) Includes 1,148,391 shares issuable on conversion of 6% Convertible Notes due 2003.
(b) Includes shares of Common Stock issuable on exercise of outstanding stock options as follows: Mr. Rosen 500,000 shares; Mr. Giglio, 85,000 shares; Mr. Glickman, 75,000 shares; Mr. Slovin, 85,000 shares; Mr. Geizhals, 10,000 shares; Mr. Gordon, 5,000 shares; all directors and executive officers as a group, 774,500 shares.
(c)      Less than 1%.

     On January 31, 1996, Cede & Co. owned of record 4,804,449 shares of the Company's Common Stock, constituting 60% of the outstanding Common Stock. The Company understands those shares were held beneficially for members of the New York Stock Exchange, some of whom may in turn have been holding shares beneficially for customers.


Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Transactions between the Company and members of its Board of Directors are described under "Compensation Committee Interlocks and Insider Participation."

FILING OF REPORTS

     To the best of the Company's knowledge, no director, officer, or beneficial owner of more than 10% of the Company's stock failed to file on a timely basis reports required by ss. 16(a) of the Securities and Exchange Act of 1934, as amended, with regard to the six months ended June 30, 1995, except that The 1965 Trust (the "Trust") failed timely to file a Form 4 reflecting the termination of the trust on June 30, 1995 and Mr. Michael Klein, the beneficiary of the Trust, failed timely to file a Form 3 reflecting the receipt on August 19, 1995 of shares following the liquidation of the Trust. Although the Company was made aware of the liquidation of the Trust when it occurred, neither the Trust nor Mr. Klein were advised that because of the liquidation, the filings would be required.

                                   PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS
                  SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report.

     1.  Financial Statements

         Listed on Index to Consolidated Financial Statements and Financial Statement Schedule.

     2.  Financial Statement Schedule

         Listed on Index to Consolidated Financial Statements and Financial Statement Schedule.



     3. The following exhibits are filed with this Report or incorporated by reference:

         3(a)  Certificate of Incorporation, as amended. (1)(6)

         3(b)  By-Laws, as amended. (1)

         4(a)  Specimen of Common Stock Certificate.  (1)

         4(b) Public Bond Issue Agreement dated as of May 31, 1985 with Banque Gutzwiller, Kurz, Bungener S.A. as representative of a consortium of Swiss financial institutions. (2)

         4(c) Indenture dated as of September 4, 1986 relating to 14-1/8% Subordinated Debentures due 1996. (3)

         4(d)  Supplemental Indenture No. 1 dated as of September 27, 1991. (10)

         10(a) Agreement dated July 20, 1987 among Continental Teaneck Realty
               Inc., Forest City Residential Development Inc. and the
               Company. (4)

         10(b) Certificate and Articles of Limited Partnership of CR Teaneck
               Limited Partnership. (4)

         10(c) Lease dated November 28, 1988 between Midlantic National Bank,
               Trustee, and Pompton Avenue Associates Inc. (5)

         10(d) Lease dated November 28, 1988 between Midlantic National Bank,
               Trustee, and Jayber, Inc. (5)

         10(e) Lease dated December 28, 1988 between Midlantic National Bank &
               Trust Company/Florida, Trustee, and P.V.M. Associates, Inc. (5)

         10(f) 1989 Key Employees and Key Personnel Stock Option Plan. (6)

         10(g) Indenture dated September 1, 1993 between the Company and
               American Stock Transfer & Trust Company. (7)

         10(h) Debenture Purchase Agreement dated September 7, 1993 between the Company and USLIFE Income Fund, Inc. (7)

         10(i) Debenture Purchase Agreement dated September 7, 1993 between the Company and The United States Life Insurance Company in the City of New York. (7)

         10(j) Option Agreement dated October 13, 1993 between the Company and
               Carl D. Glickman. (7)

         10(k) Bond Purchase Agreement dated October 27, 1993 among the Company,
               Andrew J. McLaughlin, Jr. and Gerald T. McLaughlin. (7)


         10(l) Debenture Purchase Agreement dated October 27, 1993 among the
               Company, Andrew J. McLaughlin, Jr. and Gerald T. McLaughlin. (7)

         10(m) Restatement Modification and Extension of Loan Agreement and
               Note dated as of July 13, 1993 between Barclays Bank, N.A. and the Company. (7)

         10(n) Mutual Release dated March 16, 1994 between Barclays Bank, N.A, the Company, Senior Care Foundation and the Company's Subsidiaries. (8)

         10(o) Unconditional and Continuing Guaranty dated as of March 16,
               1994 from the Company and Continental Norwood, Inc. to Health Care REIT, Inc. (8)

         10(p) Mortgage Note dated March 16, 1994 from Senior Care Foundation to
               Continental Norwood Holdings, Inc. (8)

         10(q) Mortgage dated March 16, 1994 from Senior Care of Continental
               Norwood Holdings, Inc. (8)

         10(r) Intercreditor Subordination Agreement dated as of March 16,
               1994 between Health Care REIT, Inc., Company, Continental Norwood, Inc., and Continental Norwood Holdings, Inc. (8)

         10(s) Management Agreement dated as of January 1, 1994 between Senior
               Care Foundation and Continental Norwood, Inc. (8)

         10(t) Distribution Agreement between Infu-Tech Inc. and Genzyme
               Corporation dated November 11, 1994. (9)

         10(u) Loan Agreement dated October 31, 1995 by and among Nomura Asset
               Capital Corporation, Jayber, Inc., PVM Associates, Inc., Continental Norwood Holdings, Inc. and Pompton Avenue Associates, Inc.

         10(v) Lease Agreement dated October 31, 1995 between Continental
               Norwood Holdings, Inc. and Senior Care Foundation, Inc.

         10(w) Management Agreement dated October 31, 1995 between TNS Nursing
               Homes, Inc. and Continental Norwood Holdings, Inc.

         11    Calculation of Earnings Per Share.

         21    List of Subsidiaries.

-----------
 (1)     Incorporated by reference to Registration Statement No. 2-81823.
 (2)     Incorporated by reference to Registration Statement No. 33-611.
 (3)     Incorporated by reference to Registration Statement No. 33-6341.
 (4) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1987.
 (5) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1988.

 (6)     Incorporated by reference to definitive proxy statement dated
         July 13, 1989.
 (7) Incorporated by reference to Registration Statements Nos. 33-74474 and 33-7476.
 (8) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1993.
 (9) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1994.

(b)      Reports on Form 8-K filed during the six months ended June 30, 1995.

             None.

(c)      The exhibits to this Report are listed in Item 14(a)3.

(d) The financial statement schedule required by Regulation S-X which is excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1) is listed in Item 14(a)(2).


                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                       Consolidated Financial Statements

                   June 30, 1995, December 31, 1994 and 1993

                  With Independent Auditors' Report Thereon)


                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                Index to Consolidated Financial Statements and
                         Financial Statement Schedules

                                                                            Page
                                                                            ----
(1)  FINANCIAL STATEMENTS:

     Independent Auditors' Report .........................................  F-1

     Consolidated Financial Statements:
       Balance Sheets:
         June 30, 1995, December 31, 1994 and 1993 ........................  F-2

       Statements of Operations:
         Six-month period ended June 30, 1995,
          Years ended December 31, 1994, 1993 and 1992 ....................  F-3

         Six-month periods ended June 30, 1995 and 1994 ...................  F-4

       Statements of Stockholders' Equity (Deficit):
         Six-month period ended June 30, 1995
          Years ended December 31, 1994, 1993 and 1992 ....................  F-5

       Statements of Cash Flows:
         Six-month period ended June 30, 1995
          Years ended December 31, 1994, 1993 and 1992 ....................  F-6

       Notes to Consolidated Financial Statements .........................  F-7

(2)  FINANCIAL STATEMENT SCHEDULES:

     II - Valuation and Qualifying Accounts ...............................  S-1

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.


                         Independent Auditors' Report

The Board of Directors and Stockholders
Continental Health Affiliates, Inc.:

We have audited the consolidated financial statements of Continental Health Affiliates, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obatain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Health Affiliates, Inc. and subsidiaries as of June 30, 1995 and December 31, 1994 and 1993, and the results of their operations and their cash flows for the six-month period ended June 30, 1995 and each of the years in the three year period ended principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

KPMG Peat Marwick LLP

New York, New York
September 29, 1995, except as to note 14, which is as of October 31, 1995

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                                      December 31,
                                                                  June 30,     -------------------------
Assets                                                              1995          1994           1993
                                                                -----------    ----------      ---------
Current assets:
   Cash and cash equivalents                                           $546        $1,161         $3,527
   Patients' funds                                                      200           205            284
   Accounts receivable, net of allowances for uncollectible
      accounts of $3,712, $3,137 and $3,188                           6,038         6,264          6,419
   Inventories                                                        1,686         1,407          1,293
   Deferred income taxes                                                849           849            926
   Prepaid expenses and other current assets                          1,116         1,231          1,078
                                                                -----------    ----------      ---------
      Total current assets                                           10,435        11,117         13,527

Property and equipment, at cost, net of accumulated depreciation
   and amortization of $3,875, $3,564 and $5,871                      9,934         9,903         30,728
Mortgage note receivable (note 2 and 14)                              7,399         7,399             --
Goodwill, net of accumulated amortization of $601, $558 and $473        339           382            467
Deferred income taxes                                                   220           220            143
Other assets                                                          1,348         1,464          1,329
                                                                -----------    ----------      ---------
      Total assets                                                  $29,675       $30,485        $46,194
                                                                ===========    ==========      =========

Liabilities and Stockholders' Equity

Current liabilities:
   Short-term borrowings                                        $       --     $       --        $15,000
   Current portion of long-term debt                                  3,424         3,165            198
   Accounts payable                                                   8,660         7,451          6,696
   Other current liabilities                                          4,411         4,893          5,219
                                                                -----------    ----------      ---------
      Total current liabilities                                      16,495        15,509         27,113

Long-term debt, net of current portion (note 14)                     10,766        10,806         13,298
Deferred income                                                         615         1,194          2,352
Other liabilities                                                       243           471            992

Minority interest in subsidiary                                       1,524         1,877          2,326

Commitments and contingencies

Stockholders' equity:

   Preferred stock, $.02 par value; $100 liquidation preference;
      1,000,000 shares authorized; 13,884 shares outstanding              1             1              1
   Common stock, $.02 par value; 15,000,000 shares authorized;
      7,830,059, 7,825,059 and 7,661,439 shares outstanding             156           156            153
   Additional paid-in capital                                        20,192        20,226         20,065
   Accumulated deficit                                              (20,317)      (19,755)       (20,106)
                                                                -----------    ----------      ---------

      Total stockholders' equity                                         32           628            113
                                                                -----------    ----------      ---------
      Total liabilities and stockholders' equity                    $29,675       $30,485        $46,194
                                                                ===========    ==========      =========

See accompanying notes to consolidated financial statements.

             CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)

                                                        Six-month
                                                      period ended
                                                         June 30,     Years ended December 31,
                                                           1995         1994        1993        1992
                                                          -------      -------     -------     -------
Revenues:
   Nursing home services                                  $18,248      $38,182     $44,357     $40,641
   Infusion therapy and other medical services             10,476       16,196      16,913      19,723
                                                          -------      -------     -------     -------
      Total revenues                                       28,724       54,378      61,270      60,364
                                                          -------      -------     -------     -------

Operating expenses:
   Personnel                                               14,493       28,689      30,867      28,783
   Medical and nutritional product                          5,300        6,714       6,587       7,721
   Health care and lodging                                  5,496       11,511      12,771      12,227
   Selling, general and administrative                      3,014        5,931       6,004       5,610
   Provision for uncollectible accounts                       979        1,622       2,015       2,755
   Depreciation and amortization                              366          828       1,379       1,450
                                                          -------      -------     -------     -------
      Total operating expenses                             29,648       55,295      59,623      58,546
                                                          -------      -------     -------     -------

      Income (loss) from operations                          (924)        (917)      1,647       1,818
Gain on sale of common stock of subsidiary (note 2)                         --          --       4,871
Interest and dividend income                                  183           98         184         134
Interest and other financing costs                           (632)      (1,481)     (3,082)     (4,460)
Other income, net                                             458          877       1,268       1,071
Minority interest in loss (earnings) of subsidiary            353          375        (194)         --
                                                          -------      -------     -------     -------
      Income (loss) before income taxes, extraordinary
         gains and cumulative effect of accounting change    (562)      (1,048)       (177)      3,434
Provision (benefit) for income taxes                           --         (341)       (385)      1,750
                                                          -------      -------     -------     -------

      Income (loss) from continuing operations before
        extraordinary gains and cumulative effect of
        accounting change                                    (562)        (707)        208       1,684
Gain on disposal of discontinued operations (net of
  income taxes of $100) (note 2)                               --           --          --         150
                                                          -------      -------     -------     -------
      Income (loss) before extraordinary gains and
         cumulative effect of accounting change              (562)        (707)        208       1,834

Extraordinary gains:
   Utilization of tax loss carryforward (note 8)               --           --          --       1,708
   Net gains on extinguishment of debt (net of income

      taxes of $171 and $381)                                  --        1,058         548          --
Cumulative effect of change in accounting for income taxes,
   net of minority interest (note 8)                           --           --         973          --
                                                          -------      -------     -------     -------
      Net income (loss)                                      (562)         351       1,729       3,542

Preferred dividends                                           (35)         (69)         --          --
                                                          -------      -------     -------     -------
      Net income (loss) available to common shareholders    ($597)        $282      $1,729      $3,542
                                                          =======      =======     =======     =======
Earnings (loss) per share:

   Continuing operations                                   ($0.08)      ($0.09)      $0.04       $0.34
   Discontinued operations                                    --            --          --        0.03
   Extraordinary items                                        --          0.13        0.10        0.34
   Cumulative effect of change in accounting for
      income taxes, net                                       --            --        0.19          --
                                                          -------      -------     -------     -------
      Net income (loss) available to common shareholders   ($0.08)       $0.04       $0.33       $0.71
                                                          =======      =======     =======     =======

See accompanying notes to consolidated financial statements.

             CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                 1995         1994
                                                              ---------    ------------
                                                              (Audited)    (Unaudited)
Revenues:
   Nursing home services                                       $18,248      $20,065
   Infusion therapy and other medical services                  10,476        6,993
                                                              ---------    ------------
      Total revenues                                            28,724       27,058
                                                              ---------    ------------
Operating expenses:
   Personnel                                                    14,493       14,484
   Medical and nutritional product                               5,300        2,870
   Health care and lodging                                       5,496        5,908
   Selling, general and administrative                           3,014        2,734
   Provision for uncollectible accounts                            979          875
   Depreciation and amortization                                   366          501
                                                              ---------    ------------
      Total operating expenses                                  29,648       27,372
                                                              ---------    ------------
Loss from operations                                              (924)        (314)
Interest and dividend income                                       183           52
Interest and other financing costs                                (632)        (920)
Other income, net                                                  458          340
Minority interest in loss of subsidiary                            353          190
                                                              ---------    ------------
Loss before income taxes and extraordinary gains                  (562)        (652)
Benefit for income taxes                                            --         (487)
                                                              ---------    ------------
Loss before extraordinary gains                                   (562)        (165)
Extraordinary gains on extinguishment of debt (net of income
   taxes of $171,000)                                               --        1,058
                                                              ---------    ------------
Net income (loss)                                                 (562)         893

Preferred dividends                                                (35)         (35)
                                                              ---------    ------------
      Net income (loss) applicable to common shareholders        ($597)        $858
                                                              =========    ============
Earnings (loss) per share:

   Before extraordinary items                                   ($0.08)      ($0.02)
   Extraordinary items                                              --         0.13
                                                              ---------    ------------

      Net income (loss) applicable to common shareholders       ($0.08)       $0.11
                                                              =========    ============

See accompanying notes to financial statements.

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit) Six-month period ended June 30, 1995 and years ended December 31, 1994, 1993 and 1992
                            (Dollars in thousands)

                               Preferred Stock    Common Stock       Additional                 Total
                              ----------------- ------------------    Paid-in   Accumulated  Stockholders'
                               Shares   Amount    Shares    Amount    Capital     Deficit    Equity (Deficit)
                              -------   ------  ---------   ------    -------    ---------   ----------------
Balance,
   January 1, 1992                 --   $   --  4,964,299      $99    $13,976     ($25,377)     ($11,302)

Exercise of stock options          --       --        500       --         --           --            --

Net income                         --       --         --       --         --        3,542         3,542
                              -------   ------  ---------    -----    -------    ---------   -----------

Balance,
   December 31, 1992               --       --  4,964,799       99     13,976      (21,835)       (7,760)

Issuance of preferred stock    13,884        1         --       --      1,313           --         1,314

Issuance of common stock           --       --  2,696,640       54      4,776           --         4,830

Net income                         --       --         --       --         --        1,729         1,729
                              -------   ------  ---------    -----    -------    ---------   -----------
Balance,
   December 31, 1993           13,884        1  7,661,439      153     20,065      (20,106)          113

Issuance of common stock           --       --    161,120        3        281           --           284

Exercise of stock options          --       --      2,500       --          1           --             1

Additional costs related to
  issuance of preferred stock
  in 1993                          --       --         --       --        (52)          --           (52)

Preferred dividends                --       --         --       --        (69)          --           (69)

Net income                         --       --         --       --         --          351           351
                              -------   ------  ---------    -----    -------    ---------   -----------
Balance,
   December 31, 1994           13,884        1  7,825,059      156     20,226      (19,755)          628

Exercise of stock options          --       --      5,000       --          1           --             1

Preferred dividends                --       --         --       --        (35)          --           (35)

Net loss                           --       --         --       --         --         (562)         (562)
                              -------   ------  ---------    -----    -------    ---------   -----------

Balance,
   June 30, 1995               13,884       $1  7,830,059     $156    $20,192     ($20,317)          $32
                              =======   ======  =========    =====    =======    =========   ===========

See accompanying notes to consolidated financial statements.

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                             Six-month
                                                           period ended     Years ended December 31,
                                                              June 30,   ------------------------------
                                                               1995       1994        1993       1992
                                                             ----------  ------     -------     -------
Operating activities:
   Net income (loss)                                          ($562)       $351      $1,729      $3,542
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                             366         828       1,379       1,450
      Amortization of deferred financing costs                   32         104         212         205
      Provision for uncollectible accounts                      979       1,622       2,015       2,755
      Amortization of deferred income                          (579)     (1,158)     (1,158)     (1,147)
      Gain on sale of common stock of subsidiary                 --          --          --      (4,871)
      Cumulative effect of accounting change                     --          --        (973)         --
      Provision for deferred income taxes                        --          --           2          --
      (Gain) loss on translation of foreign currency debt       309         267        (137)       (446)
      Gains on disposal of discontinued operations               --          --          --        (250)
      Write-off of previously capitalized costs                  --          --          --         396
      Minority interest                                        (353)       (375)        194          --
      Net gains on extinguishment of debt                        --      (1,229)       (929)         --
      Increase (decrease) in cash due to changes in:
        Accounts receivable                                    (753)     (1,702)     (2,228)     (1,695)
        Inventories                                            (279)       (147)        (77)        (11)
        Prepaid expenses and other current assets               115        (158)       (274)       (390)
        Other assets                                             71        (223)        320         349
        Accounts payable                                      1,209       1,518         456         960
        Other current liabilities                              (476)         73         236      (1,060)
        Deferred income                                          --          --          --         628
        Other liabilities                                      (228)       (521)       (332)        419
                                                             ----------  ------     -------     -------
        Net cash provided by (used in) operating activities    (149)       (750)        435         834
                                                             ----------  ------     -------     -------
Investing activities:
   Expenditures for property and equipment                     (294)     (1,021)       (513)     (1,280)
   Net proceeds from sales of assets and division                --          --          --         600
   Net proceeds from sale of common stock of subsidiary          --          --          --       6,558
   Purchase by Infu-Tech of treasury stock                       --         (73)         --          --
                                                             ----------  ------     -------     -------
        Net cash provided by (used in) investing activities    (294)     (1,094)       (513)      5,878
                                                             ----------  ------     -------     -------
Financing activities:
   Net proceeds from not-for-profit borrowings                   --      12,905          --          --
   Net proceeds from long-term borrowings                        --         790          --         102

   Payments of short-term borrowings                             --     (13,750)         --      (2,986)
   Payments of long-term borrowings                            (138)       (327)       (311)       (318)
   Payment of preferred dividends                               (35)        (69)         --          --
   Cost of debt exchange offers                                  --         (71)       (520)         --
   Net proceeds from exercise of common stock options             1          --          --          --
                                                             ----------  ------     -------     -------
        Net cash used in financing activities                  (172)       (522)       (831)     (3,202)
                                                             ----------  ------     -------     -------
        Net increase (decrease) in cash and cash equivalents   (615)     (2,366)       (909)      3,510
Cash and cash equivalents, beginning of year                  1,161       3,527       4,436         926
                                                             ----------  ------     -------     -------
Cash and cash equivalents, end of year                         $546      $1,161      $3,527      $4,436
                                                             ==========  ======     =======     =======
Supplemental disclosure of cash flow data:
   Interest paid                                               $284      $1,483      $3,341      $4,559
                                                             ==========  ======     =======     =======
   Income taxes paid                                            $26        $109        $374        $251
                                                             ==========  ======     =======     =======

See accompanying notes to consolidated financial statements.

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(1)       (a)     Principles of Consolidation

                  The consolidated financial statements include the accounts of Continental Health Affiliates, Inc. ("Continental") and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Minority interest represents the minority stockholders' proportionate share of equity in Infu-Tech, Inc. ("Infu-Tech").

          (b)     Business Activities

                  The Company's operations consist primarily of nursing home services and infusion therapy and other medical services. Nursing home services include the ownership, leasing, operation and management of nursing homes. Infusion therapy and other medical services include enteral and other medical services, primarily for patients in nursing homes, and intravenous and other infusion therapies for patients at home and in nursing homes.

          (c)     Cash and Cash Equivalents

                  Cash and cash equivalents at June 30, 1995 and December 31, 1994 and 1993 includes $546, $1,096 and $3,215, respectively, held by Infu-Tech. In connection with the Company's initial public offering (see note 2), a management and non-competition agreement between Continental and its 59% owned subsidiary, Infu-Tech, expiring September 30, 1997, prohibits Infu-Tech from lending money to (or borrowing money from) Continental and its other subsidiaries subsequent to December 31, 1992.

                  The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

          (d)     Patients' Funds

                  Patients' funds represent cash balances which have been deposited by the Company into separate bank accounts and are restricted for the use of patients. The related liability is included in other current liabilities.

          (e)     Revenues

                  Revenue is reported at the net amounts estimated to be realized from patients, third-party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 59% (1995), 60% (1994), 60% (1993) and
                  61% (1992) of total revenues were derived from such medical assistance programs. Revenues under these programs are based upon government approved rates which are subject to audit. In the opinion of management, retroactive adjustments, if any, would not be material to the Company's financial position or results of operations.

          (f)     Inventories

                  Inventories, which consist of medical and nutritional products and supplies, are valued at the lower of cost (first-in, first-out method) or market.

                                                                     (Continued)
                                      F-7

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(1)       Continued

          (g)     Property and Equipment

                  Depreciation of property and equipment is computed using the straight-line method at rates that charge the cost of various classes of assets over the periods of expected use. The range of useful lives estimated for buildings and improvements is generally 7 to 40 years, and the range for furniture and equipment is three to ten years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated life of the asset.

          (h)     Goodwill

                  The excess of the Company's cost of acquired businesses over the fair values at the dates of acquisition of the net assets acquired has been attributed to goodwill, except as explained in note 2. Goodwill is being amortized over periods ranging from 7 to 40 years. Impairment is assessed based upon the profitability of the related businesses relative to planned levels.

          (i)     Deferred Financing Costs

                  Deferred financing costs (included in other assets) incurred in connection with the issuance of long-term debt are being amortized on a straight-line basis over the term of the related debt agreements. In the event of an early retirement of debt, these costs would be written off in an amount relative to the amount of principal retired.

          (j)     Sales of Stock by Subsidiaries

                  The Company recognizes income or loss on the sale of stock by its subsidiaries.

          (k)     Income Taxes

                  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), and has reported the cumulative effect of the change in the method of accounting for income taxes in the consolidated statement of operations for 1993. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          (l)     Earnings Per Share

                  Earnings per share is computed based upon the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents reflect the dilutive effect of stock options. The effects of the assumed conversion of the convertible bonds outstanding, which are also common stock equivalents, have not been included since they are antidilutive.

                  The weighted average number of shares used in computing earnings per share total 7,826,309 (1995), 7,783,425 (1994),
                  5,189,519 (1993) and 4,964,737 (1992).

                                                                     (Continued)
                                      F-8

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(2)       Acquisitions and Dispositions

          (a)     The Heritage Facility

                  Between 1986 and 1989, the Company built a long-term care facility (the "Heritage Facility") on a property owned by a corporation in which the Company had a significant preferred stock interest and which the Company had the option to purchase in its entirety. The accounts of this corporation were included in the consolidated financial statements because the Company had the right to elect the directors, although it did not do so, and exercise financial control of the corporation. In connection with the construction of the Heritage Facility, the corporation incurred a $10,000 mortgage debt to a bank and an $11,649 second mortgage debt to the Company. In 1990, (i) the corporation completed the transfer of the Heritage Facility to a newly-formed, not-for-profit corporation ("SCF") in exchange for the assumption by SCF of the $10,000 and $11,649 mortgage debts, and (ii) the Company exercised its option to purchase the corporation. In addition, SCF entered into a management agreement under which the Company manages the Heritage Facility for a fee. The Company had agreed to provide funds to the Heritage Facility for cash deficiencies.

                  In March 1994, SCF obtained a $14,100 mortgage loan secured by the Heritage Facility and used $12,905 of the proceeds of that loan to (i) repay the $10,000 construction mortgage loan which had been incurred by the Company and assumed by SCF, but for which the Company had continued to be responsible (which SCF was able to do for $9,167) and (ii) pay the Company an additional $3,738 of the Heritage Facility purchase price. The Company used the $3,738 plus the net proceeds of $830 of new secured borrowings ("Secured Loan") to repay the balance of a $5,000 bank revolving credit (which it was able to do for $4,583). The Company guaranteed $2,000 of the $14,100 mortgage loan. SCF gave the Company a $7,399 second mortgage note to evidence its remaining obligations to the Company. The second mortgage note is due in 2004, with interest at 3%, escalating 1% each January 1 until January 1999, after which it remains at 8%. Principal and interest are to be paid by SCF as promptly as possible and permitted under the mortgage loan. In addition, the Company forgave $4,113 of working capital advances, fees, interest and second mortgage debt owed to it by SCF.

                  Pursuant to SCF's mortgage loan, specified financial covenants must be met by both the Company and SCF. At June 30, 1994 and September 30, 1994, SCF was not in compliance with certain financial covenants of the mortgage loan, which were waived by the lender. Since December 31, 1994, SCF has been in compliance with the financial covenants. Since September 30, 1994, the Company has not been in compliance with certain financial covenants of the mortgage loan, which were waived by the lender.

                  Because the above transactions resulted in the Company no longer being responsible for SCF's construction mortgage loan or being required to fund losses at the Heritage Facility, after March 16, 1994 the Heritage Facility was no longer included in the consolidated financial statements of the Company. As the net assets of the Heritage Facility approximated the amount of the second mortgage note, no gain or loss was recorded in 1994. Included in the consolidated statements of operations of the Company are revenues of $1,987, $9,821 and $8,781 for 1994, 1993 and 1992,
                  respectively, and income from operations of $284, $1,813 and $1,249 for 1994, 1993 and 1992, respectively, pertaining to the Heritage Facility.

                                                                     (Continued)
                                      F-9

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(2)       Continued

          (a)     Continued

                  Pursuant to a management agreement entered into in January 1994, the Company is entitled to fees for managing the Heritage Facility. However, the mortgage loan entered into by SCF prohibits any payments (including principal and interest on the second mortgage note) to the Company until the Heritage Facility attains certain specified financial levels (coverage ratio of 1.25 to 1, current ratio of 1.1 to 1 and net worth of $100). Because the Heritage Facility attained the specified financial levels at December 31, 1994 and March 31, 1995, the Company received and recorded in 1995 management fees of $261,000 and interest income of $148,000. In 1994, the Company did not receive any payments from SCF and did not record any management fees or interest income.

                  As a result of the March 1994 transactions, the Company recorded extraordinary gains on extinguishment of debt in 1994 of $1,058, net of income taxes and transaction costs.


          (b)     Infu-Tech, Inc.

                  On December 31, 1992, the Company completed an initial public offering of 1,330,000 shares, at $6 per share, of its Infu-Tech subsidiary, and received net proceeds of $6,558. Infu-Tech sold 600,000 newly issued shares and received net proceeds of $2,923. Continental, which owned 100% of the outstanding common stock of Infu-Tech prior to the offering, sold 730,000 shares which, together with the sale of shares by Infu-Tech, reduced its ownership of Infu-Tech to 58%, and received net proceeds of $3,635. As a result of this transaction, the Company realized a gain of $3,316 on the sale of its shares of-Infu-Tech. In addition, the Company recorded a gain of $1,555 in recognition of the net increase in the value of Continental's remaining investment in Infu-Tech.

                  In connection with the initial public offering, the representative of the underwriters was issued warrants to purchase up to 133,000 shares (73,000 shares from Continental and 60,000 shares from Infu-Tech) of Infu-Tech's common stock at 125% of the initial public offering price for a period of four years. As of June 30, 1995, none of these warrants have been exercised.

          (c)     Home Health Care Division

                  In 1990, the Company sold certain assets, including accounts receivable under 150 days old, of its Home Health Care Division (the "Division") to Hospital Staffing Services, Inc. ("HSSI"). Cash on accounts receivable collected in excess of those net balances purchased revert back to the Company. In 1992, the Company recorded a gain on disposal of $150, which represents cash receipts pertaining to these accounts receivable, net of additional costs and income taxes.

                  In February 1992, the Company received $628 in consideration of its agreement not to compete with HSSI in providing nursing services in California, Arizona and Tennessee for a period of five years and the termination of a non-competition provision which had barred HSSI from providing infusion therapy services. The $628 was recorded as deferred income and is being amortized to other income over five years.

                                                                     (Continued)
                                     F-10

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(2)       Continued

          (d)     Nursing Home Group

                  In 1986, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of four corporations and 60% of the outstanding common stock of a fifth corporation, each of which operates a nursing home (the "Nursing Home Group"). The total cost of the acquisition of the Nursing Home Group was approximately $18,415. Three individuals (the "Principal Stockholders"), one of whom is the Company's Chairman of the Board, who beneficially owned approximately 60% of the common stock of the Company at the date of the acquisition, owned 100% of the common stock of one of the five corporations and between 45% and 75% of the common stock of the other four corporations. The Principal Stockholders received total consideration of approximately $15,580 for their interests in the corporations acquired. Since the Principal Stockholders controlled the Company and the Nursing Home Group before and after the acquisition, the Company recorded net liabilities for the Nursing Home Group based on the Principal Stockholders' proportionate interest in the historical carrying values of the assets and liabilities of the acquired corporations at the date of acquisition. The aggregate consideration paid to the Principal Stockholders was recorded as a distribution and, accordingly, a reduction of retained earnings. The cost to acquire the minority interests in the Nursing Home Group was allocated to the assets and liabilities of the acquired corporations at the date of acquisition based on their respective fair values. The excess of cost over net liabilities acquired was allocated to goodwill.

(3)       Property and Equipment

          Property and equipment, at cost, is comprised as follows:

                                                                  December 31,
                                                     June 30,    --------------
                                                       1995      1994      1993
                                                     -------     ----      ----
                Land and improvements                $ 2,047   $ 2,047   $ 5,292
                Buildings and improvements             7,495     7,387    26,655
                Furniture and equipment                2,030     1,897     2,499
                Leasehold improvements                 1,400     1,319     1,583
                Construction in progress                 837       817       570
                                                     -------   -------   -------
                                                      13,809    13,467    36,599

                Less: accumulated depreciation and
                  amortization                         3,875     3,564     5,871
                                                     -------   -------   -------
                                                     $ 9,934   $ 9,903   $30,728
                                                     =======   =======   =======

                                                                     (Continued)
                                     F-11

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(4)       Long-Term Debt

          Long-term debt is comprised as follows:
                                                                  December 31,
                                                     June 30,    --------------
                                                       1995      1994      1993
                                                     -------     ----      ----
                 14 1/8% subordinated debentures
                   due September 1, 1996 (a)         $ 1,200   $ 1,200   $ 1,504
                 6% convertible bonds in the face
                   amount of 2,900,000 Swiss
                   francs, due June 27, 1995 (b)       2,525     2,216     1,949
                 6% notes due 2003 (a)                 3,400     3,400     3,400
                 6% convertible notes due 2003 (a)     1,606     1,606     1,606
                 8% notes due 1999 (b)                 1,213     1,213     1,213
                 8-1/2% to 11% mortgage notes (c)      3,463     3,532     3,709
                 Other (d)                               783       804       115
                                                     -------   -------   -------
                                                      14,190    13,971    13,496

                 Less:  current portion                3,424     3,165       198
                                                     -------   -------   -------
                                                     $10,766   $10,806   $13,298
                                                     =======   =======   =======

          (a) The 14 1/8% subordinated debentures (the "Debentures") are redeemable, at the option of the Company, in whole or in part, at par plus accrued interest. Interest is payable on March 1 and September 1.

                  In September 1993, the Company acquired $3,400 principal amount of Debentures in exchange for 6% notes due 2003 ("6% Notes") in that amount. In December 1993, the Company acquired an additional $1,500 principal amount of Debentures in exchange for 6% convertible notes due 2003 ("6% Convertible Notes") in the principal amount of $1,606 (which included accrued interest on those Debentures), which will be convertible (at a price as defined in the agreement) into the Company's common stock after August 31, 1995. Interest on the 6% Notes and the 6% Convertible Notes is payable on March 1 and September 1. These transactions resulted in a loss of $97 in 1993, which represents the amount of related deferred financing costs. This loss was recorded as an extraordinary item, net of income tax benefits.

                  In November 1993, the Company acquired $5,088 principal amount of Debentures, including a waiver of interest on those Debentures since March 1, 1993, in exchange for 2,696,640 shares of its common stock. In April 1994, the Company acquired $304 principal amount of Debentures, including a waiver of interest on those Debentures since November 1994, in exchange for 161,120 shares of its common stock. The amount by which the principal amount of the acquired Debentures exceeded the par value of the newly issued shares, net of related deferred financing costs and transaction costs, was credited to additional paid-in capital.

                                                                     (Continued)
                                     F-12

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(4)       Continued

          (b) The principal balance of SFr 2,900,000 (approximately $2,525) and accrued interest of SFr 174,000 (approximately $152) pertaining to the Company's 6% Swiss franc denominated convertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments as of June 30, 1995. Non-payment of these obligations did not result in a default under any other financing agreements. The Company is currently attempting to identify and communicate with the bondholders. Except for the Bonds acquired by the Company as noted in the following paragraph no other bondholders have contacted the Company. The Company has classified the outstanding bonds as a current liability. The face amount of the outstanding Bonds and accrued interest thereon are translated from Swiss Francs into U.S. dollars at the current exchange rate at each balance sheet date, and any unrealized gains or losses resulting from foreign currency fluctuations are included in the determination of net income. Interest is payable annually on June 27. The principal amount was payable on June 27, 1995 and, therefore, is classified as current portion of long-term debt on the consolidated balance sheets at June 30, 1995 and December 31, 1994.

                  In September 1995, the Company acquired Sfr 885,000 (approximately $738) principal amount of Bonds (including interest coupons totalling Sfr 53,100, or approximately $44, which was due June 27, 1995) in exchange for a cash payment of Sfr 265,500 (approximately $221) and Sfr 619,500 (approximately $516) principal amount of 8% notes due 1998 ("8% Swiss Note"). Interest on the 8% Swiss Note is payable on June 27 and December 27. The Company has the option at any time to redeem in full the 8% Swiss Note for 100% of its principal amount.

                  In September 1993, the Company acquired Sfr 4,005,000 (approximately $2,647) principal amount of Bonds in exchange for 10,579 shares of 5% exchangeable preferred stock ("Preferred Stock") (see note 7) and $965 principal amount (which included accrued interest on those Bonds) of 8% notes due 1999 ("8% Notes"). In October 1993, the Company acquired an additional Sfr 1,250,000 (approximately $826) principal amount of Bonds in exchange for 3,305 shares of Preferred Stock and $248 principal amount of 8% Notes. Interest on the 8% Notes is payable on January 27 and July 27. The Company has the option to redeem in part or in full the 8% Notes at any time for 104% of their principal amount, declining 1% on July 28, 1994 and each July 28 after that to 100% after July 28, 1997. These transactions resulted in a gain, net of related deferred financing costs, of $1,026 in 1993, which was recorded as an extraordinary item, net of income taxes.

          (c) An Economic Development Authority mortgage loan ("EDA loan") with a principal balance of $846 at June 30, 1995 is payable in monthly installments, including interest at 11%, through 2009. The EDA loan is secured by property with a net book value of approximately $1,597 at June 30, 1995.

                  The remaining mortgage notes are payable in monthly installments, including interest at rates ranging from 10% to 12%, with final payments due between 1997 and 2009. These are secured by properties with an aggregate net book value of approximately $3,391 at June 30, 1995.

          (d) A secured loan ("Secured Loan") with a principal balance of $686 at June 30, 1995 is payable in monthly installments of $24, based upon a 34-month amortization schedule, including interest at 13.5%, through December 1, 1995. The Secured Loan is secured by a mortgage on one of the Company's nursing homes and most of the Company's nursing home accounts receivable.

          Aggregate scheduled amounts maturing in each of the five-year periods ending June 30 subsequent to June 30, 1995 are as follows: 1996 - $3,424; 1997 - $1,382; 1998 - $195; 1999 -$69; and 2000 - $1,288.

                                                                     (Continued)
                                     F-13

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(5)       Other Current Liabilities

          Other current liabilities are comprised as follows:
                                                                  December 31,
                                                     June 30,    --------------
                                                       1995      1994      1993
                                                     -------     ----      ----
                       Accrued interest              $   358   $   291   $   397
                       Accrued payroll and related
                         expenses                      2,551     2,566     2,348
                       Other accrued liabilities       1,502     2,036     2,474
                                                     -------   -------   -------
                                                     $ 4,411   $ 4,893   $ 5,219
                                                     =======   =======   =======

          In 1993, the Company established a self-insured health insurance program for most of the employees at the Company's nursing homes, up to policy limits, as defined. Claims in excess of such limits are insured by third- party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but unreported claims is based upon its historical loss experience. As of June 30, 1995 and December 31, 1994 and 1993, reserves for these estimated liabilities totalled approximately $317, $392 and $350, respectively, and are included as a component of accrued payroll and related expenses. Differences between actual losses incurred and reserve estimates are recognized in the period when such differences become known.

(6)       Stockholders' Equity

          (a)     Preferred Stock

                  In 1993, the Company issued 13,884 shares of Preferred Stock as part of an exchange offer to holders of its Bonds (see note
                  4). Each share of Preferred Stock has a liquidation preference of $100. Dividends on the Preferred Stock are cumulative and are payable on January 27 and July 27 at the annual rate of $5 per share, when and as declared by the Company's Board of Directors.

                  The Preferred Stock is exchangeable for Infu-Tech common stock at an exchange price of $6.20 liquidation preference of Preferred Stock per share of Infu-Tech common stock, subject to adjustment to prevent dilution. The shares of Infu-Tech common stock issuable upon the exchange of Preferred Stock are shares owned by Continental.

                  All (but not less than all) of the Preferred Stock is redeemable at the Company's option at any time when the current market price of Infu-Tech common stock has for at least 20 consecutive trading days been at least 120% of the exchange price, upon at least 45 days' notice at a redemption price equal to the liquidation preference of the shares being redeemed plus accumulated unpaid dividends on those shares. Shares may be exchanged for Infu-Tech common stock during the 45-day period.

                  The Company may not pay any dividends or make any other distributions on, or repurchase, its common stock or any other of its stock which ranks junior to the Preferred Stock if Continental is not at the time current in its dividend payments on the Preferred Stock.

                                                                     (Continued)
                                     F-14

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(6)       Continued

          (b)     Stock Option Plans

                  Under Continental's incentive stock option plan adopted in 1983 (the "1983 Plan"), options to purchase 343,750 shares of common stock could have been granted to key employees of the Company. Options which have been granted are exercisable for a term of up to ten years. The 1983 Plan was terminated in 1989 upon the approval by the stockholders of the 1989 Key Employees and Key Personnel Stock Option Plan (the "1989 Plan"). No options were granted under the 1983 Plan after July 1989.

                  The 1989 Plan authorizes the Company to grant stock purchase options relating to a maximum of 400,000 shares of common stock. Options may not be granted at a price that is less than 100% of fair market value on the date of the grant (110% of fair market value for persons owning 10% or more of the Company's common stock). Options become exercisable six months after the date of the grant or after the employee has been employed for 12 months, whichever is later, and are exercisable for a term of up to ten years.

                  Stock option transactions for the six months ended June 30, 1995 and each of the years ended December 31, 1994, 1993 and 1992 are summarized as follows:

                                                    Number      Option Price
                                                   of Shares     Per Share
                                                   ---------    ------------
                  Outstanding, January 1, 1992      315,775   $ 0.25 - $ 10.25
                  Granted (1989 Plan)                64,500   $ 1.25 - $  1.375
                  Cancelled (1989 Plan)             (25,200)  $ 0.25 - $  3.875
                  Exercised (1989 Plan)                (500)  $ 0.25
                                                   --------
                  Outstanding, December 31, 1992    354,575   $ 0.25 - $ 10.25
                  Cancelled (1983 Plan)             (34,725)  $ 1.00 - $ 10.25
                  Granted (1989 Plan)               115,825   $ 0.69 - $  1.00
                  Cancelled (1989 Plan)            (141,900)  $ 0.25 - $  3.50
                                                   --------
                  Outstanding, December 31, 1993    293,775   $ 0.25 - $  8.50
                  Cancelled (1983 Plan)              (8,250)  $ 1.00 - $  8.50
                  Granted (1989 Plan)                26,250   $ 1.00
                  Cancelled (1989 Plan)             (23,500)  $ 0.25 - $  8.50
                  Exercised (1989 Plan)              (2,500)  $ 0.25
                                                   --------
                  Outstanding, December 31, 1994    285,775   $ 0.25 - $  3.50
                  Granted (1989 Plan)                67,500   $ 1.03 - $  1.44
                  Cancelled (1989 Plan)             (12,225)  $ 0.25 - $  1.00
                  Exercised (1989 Plan)              (5,000)  $ 0.25
                                                   --------
                  Outstanding, June 30, 1995        336,050   $ 0.25 - $  3.50
                                                   ========

                  At June 30, 1995, 273,550 options were exercisable. Options to purchase 118,200 shares were available for grant at June 30, 1995 under the 1989 Plan.

                                                                     (Continued)
                                     F-15

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(6)       (Continued)

          (b)     Continued

                  In July 1992, Infu-Tech adopted a stock option plan (the "Infu-Tech Plan") under which it is authorized to grant stock options to designated employees, officers and directors of Infu-Tech. The Infu-Tech Plan authorized Infu-Tech to grant stock options relating to a maximum of 150,000 shares of common stock. In 1994, the maximum number of shares which may be granted under the Infu-Tech Plan was increased to 300,000 shares of common stock. Options may not be granted at a price that is less than 100% of fair market value on the date of the grant (110% of fair market value for persons owning 10% or more of Infu-Tech common stock). Options become exercisable 12 months after the date of the grant and are exercisable until ten years from the date of grant. As of December 31, 1992, the Company had not granted any options under the Infu-Tech Plan.

                  Stock option transactions for the six months ended June 30, 1995 and each of the years ended December 31, 1994 and 1993 are summarized as follows:

                                                      Number     Option Price
                                                     of shares    Per Share
                                                     ---------   ------------
                     Granted                          128,700    $5.00 - $6.13
                     Cancelled                         (6,500)   $5.125
                                                     --------
                     Outstanding, December 31, 1993   122,200    $5.00 - $6.13

                     Granted                           49,750    $1.00 - $4.50
                     Cancelled                         (7,300)   $1.00 - $5.375
                                                     --------
                     Outstanding, December 31, 1994   164,650    $1.00 - $6.13

                     Granted                           22,000    $1.59 - $1.95
                     Cancelled                         (8,400)   $1.00 - $5.125
                                                     --------
                     Outstanding, June 30, 1995       178,250    $1.00 - $6.13
                                                      =======

                  At June 30, 1995, options to purchase 137,300 shares were exercisable at prices ranging from $2.81 to $6.13 per share.

          (c)     Other Stock Options

                  In January 1994, the Company's Chairman of the Board was granted a seven-year option to purchase 500,000 shares of the Company's common stock for $1 per share.

                                                                     (Continued)
                                     F-16

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(7)       Related Party Transactions

          Three nursing homes controlled and partially owned by the Principal Stockholders owed the Company $2,804 at December 31, 1989, which included amounts for supplies, services and management fees. However, the Principal Stockholders asserted on behalf of the three nursing homes that management fees for all years should have been limited to amounts eligible for reimbursement from Medicare and Medicaid. Early in 1990, this dispute was resolved, with the three nursing homes agreeing to pay a total of $1,940 in satisfaction of all their obligations to the Company at December 31, 1989. In 1992, the settlement agreement between the Company and the three nursing homes was modified, whereby the February 1992 balance of $1,046 would be paid in sixteen equal quarterly payments of $76 (including interest at 7 1/2%) beginning June 15, 1992 and continuing through March 15, 1996. The balance remaining on the modified settlement agreement at December 31, 1994 and 1993 was $839 and $783, respectively. In January 1995, the settlement agreement was further modified to provide for a $227 principal and interest payment to be made on or before March 30, 1995 (which payment was received) and the remaining principal balance of $626 to be paid in twelve equal quarterly payments of $60 (including interest at 8 1/2%) beginning July 1, 1995 and continuing through March 31, 1998. The $227 payment included all previously unpaid principal under the prior agreement through December 31, 1993 and all accrued interest under that agreement through March 30, 1995. The balance remaining on the modified settlement agreement at June 30, 1995 was $639. Interest income includes $27, $56, $57 and $71 of interest on this receivable for 1995, 1994, 1993 and 1992, respectively.

          One of the Company's nursing homes was on several occasions forced to temporarily evacuate its residents due to weather-related emergencies. The residents were evacuated to a nursing home controlled and partially owned by the Principal Stockholders. Management believes this course of action was preferable to the alternatives. The Company paid the nursing home to which the residents were evacuated at that nursing home's daily Medicaid rate. Amounts charged to health care and lodging expenses were $27, $71 and $125 in 1994, 1993 and 1992, respectively.


          In 1995, 1994, 1993 and 1992, the Company was charged $39, $89, $60 and $25, respectively, by a corporation owned by the Company's Chairman of the Board for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

          Included in selling, general and administrative expenses in 1995 and 1994 is rent expense of $159 and $110, respectively, for office space leased from an entity owned by the Principal Stockholders.

          The Company administered a self-funded health plan on behalf of three nursing homes controlled and partially owned by the Principal Stockholders (the "Principal Stockholders' Nursing Homes"). Revenues derived from services provided to the Principal Stockholders' Nursing Homes were $19 and $35 in 1995 and 1994, respectively. Included in accounts receivable at June 30, 1995 and December 31, 1994 are amounts due from the Principal Stockholders' Nursing Homes of $15 and $23, respectively.

          Included in other assets were additional amounts due from entities owned by the Principal Stockholders totalling $200 at June 30, 1995 and December 31, 1994 and 1993. Included in other current liabilities were amounts due to an entity controlled by the Principal Stockholders totalling $19, $22 and $28 at June 30, 1995 and December 31, 1994 and 1993, respectively.

                                                                     (Continued)
                                     F-17

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(7)       Continued

          In January 1992, Infu-Tech and Medline Industries, Inc. ("Medline") entered into a joint venture, MedTech Uro Services ("MedTech"). This joint venture was established as part of the settlement of a lawsuit against the Company by Medline. In accordance with the joint venture agreement, Infu-Tech is paid to provide sales and marketing services to MedTech. In addition, Infu-Tech will share in the net profits of MedTech to the extent they exceed approximately $200 per year over each of four years. Infu-Tech's participation in MedTech allows Infu-Tech to market urological, tracheostomy and other services in conjunction with Infu-Tech's marketing of contract services to residents of long-term care facilities. During 1995, 1994, 1993 and 1992, Infu-Tech recorded revenues of $45, $139, $204 and $126, respectively, under this agreement, which included $14 in 1994 as its share of net profits. Included in accounts receivable at June 30, 1995 and December 31, 1994 and 1993 is $7, $6 and $29, respectively, due from MedTech.

(8)       Income Taxes

          Prior to 1993, the Company filed a consolidated Federal income tax return. Due to the reduction in Continental's ownership of Infu-Tech, commencing in 1993, Infu-Tech filed its own Federal income tax return.

          As noted in note 1, effective January 1, 1993, the Company adopted Statement 109 and, accordingly, has recognized a benefit of $973 (net of minority interest of $445) to record the cumulative effect of the change in accounting for income taxes in the consolidated statement of operations for 1993.

          During 1993, the Internal Revenue Service completed its examination for the years 1986 through 1990, which resulted in the Company receiving a refund of $169 in 1993.

          The provision (benefit) for income taxes on income (loss) from continuing operations is presented below:

                                      Six months
                                        ended       Years ended December 31,
                                       June 30,   ----------------------------
                                        1995         1994       1993      1992
                                      ----------     ----       ----      ----
                Current:
                  Federal                  --      $  (357)   $  (225)      --
                  State                    --           16       (162)       142
                                        -------    -------    -------    -------
                                           --         (341)      (387)       142
                                        -------    -------    -------    -------
                Deferred:
                  Federal rate change      --         --          (27)      --
                  Other                    --         --           29       --
                                        -------    -------    -------    -------
                                           --         --            2       --
                                        -------    -------    -------    -------
                Charge equivalent to
                  income tax benefits      --         --         --        1,608
                                        -------    -------    -------    -------
                                           --      $  (341)   $  (385)   $ 1,750
                                        =======    =======    =======    =======

          Infu-Tech had recorded a Federal income tax refund receivable of $225 in 1994, which was included in prepaid expenses and other current assets in the accompanying June 30, 1995 consolidated balance sheet.

                                                                     (Continued)
                                     F-18

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(8)       Continued

          The following table reconciles the Federal income tax provision (benefit) computed at statutory Federal income tax rates applied to income (loss) from continuing operations to the provision (benefit) for income taxes.

                                                 Six months
                                                   ended        Years ended December 31,
                                                  June 30,     --------------------------
                                                    1995       1994       1993      1992
                                                 ----------    ----       ----      ----
Federal income tax provision (benefit) at
 statutory rate applied to income (loss) from
 continuing operations                               (197)      (367)       (62)   $ 1,168
State income tax provision (benefit), net
 of Federal income tax benefit                        (34)       (63)      (105)       348
Book loss (income) for which tax benefit
 (expense) not recorded                              --         --          (63)       161
Change in valuation allowance                         456        (70)      --         --
Temporary differences                             $  (236)    $  112       --         --
Permanent differences arising from
 acquisitions and dispositions                       --           30         26         26
Refunds of prior years' Federal income taxes         --         --         (169)      --
Other                                                  11        171        (12)        47
                                                  -------     ------    -------    -------
                                                     --       $ (341)   $  (385)   $ 1,750
                                                  =======     ======    =======    =======

          At December 31, 1992, the Company utilized Federal and state book net operating loss carryforwards and, accordingly, has recorded an extraordinary item of $1,708 in the accompanying 1992 consolidated statement of operations.

          The Company has approximately $9,317 of net operating tax loss carryforwards for Federal income tax purposes which will expire in the years 2005 through 2010, which includes approximately $1,374 of net operating tax loss carryforwards for Federal income tax purposes for Infu-Tech, which will expire in 2009.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:
                                                                 December 31,
                                                  June 30,     ---------------
                                                    1995       1994       1993
                                                  --------     ----       ----
Net deferred income tax assets:
    Deferred income                               $   251    $   488    $   963
    Allowances for uncollectible accounts
      receivable                                    1,522      1,286      1,243
    Net operating tax loss carryforwards            3,820      3,328      2,624
    Cumulative unrealized losses on translation
      of foreign currency debt                        567        440        331
    Deferred rent payable                              99        193        329
    Provision for judgment                           --           50        160
    Compensated absences, principally due to
      accrual for financial reporting purposes        151        161        166
    Difference between book and tax bases of
      investment in subsidiary                       (638)      (638)      (638)
    Difference between book and tax bases of
      property and equipment                         (584)      (569)      (533)
    Other                                              72         65        229
                                                  -------    -------    -------
         Sub-total                                  5,260      4,804      4,874
    Valuation allowance                            (4,191)    (3,735)    (3,805)
                                                  -------    -------    -------
         Net deferred income tax assets           $ 1,069    $ 1,069    $ 1,069
                                                  =======    =======    =======

                                                                     (Continued)

                                     F-19

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(8)       Continued

          A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based upon the Company's historical losses from continuing operations before extraordinary gains, the Company has recorded a valuation allowance of $4,191. This represents a 100% valuation allowance for all net deferred income tax assets, except for part of those pertaining to its 59% owned subsidiary, Infu-Tech. Infu-Tech has historically been profitable and anticipates taxable income in 1996 and future years. In the opinion of management, Infu-Tech will realize the net deferred income tax assets.

(9)       Other Income, Net

          Other income (expense) is comprised as follows:

                                                         Six months
                                                           ended          Years ended December 31,
                                                          June 30,      ----------------------------
                                                            1995        1994        1993        1992
                                                         ----------     ----        ----        ----
Gains on sales and leasebacks of property
  and equipment (note 10)                                $    516    $  1,032    $  1,032    $  1,032
Gains (losses) on translation of foreign currency debt       (309)       (267)        137         446
Amortization of deferred income related to
  non-compete agreement (note 2)                               63         126         126         115
Write-off of previously capitalized costs                    --          --          --          (396)
Other, net                                                    188         (14)        (27)       (126)
                                                         --------    --------    --------    --------
                                                         $    458    $    877    $  1,268    $  1,071
                                                         ========    ========    ========    ========

(10)      Commitments and Contingencies

          (a)     Lease Commitments

                  The Company is obligated under various operating leases for nursing homes, office space and equipment with initial terms expiring at various dates through 2002. The leases generally require the Company to pay all costs of maintaining the leased properties. The Company has options to renew certain of these leases for periods ranging from 7 to 80 years and to purchase certain of the leased properties at specified renewal or termination dates.

                  In 1988, the Company sold three nursing home facilities, which included land, buildings and certain equipment, for aggregate sales prices of $22,240, and leased back the properties under operating leases with initial terms of seven years expiring in November and December 1995. The sale and leaseback transactions resulted in an aggregate pretax gain of approximately $7,968, of which $511 was recognized as a gain on sale in 1988 and $7,457 was deferred. The deferred amount is being amortized to income over the lease terms.

                  The Company had the right to purchase these nursing homes in 1995 for the greater of $23,569 or their fair market value and has the right to purchase them at the end of each renewal term (the first seven- year renewal term to commence in December
                  1995) for their fair market values. The Company may repurchase these homes in the second half of calendar 1995 if it is able to secure financing and repurchase the homes on terms that the Company considers to be favorable. Also see note 14.

                                                                     (Continued)
                                     F-20

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(10)      Continued

          (a)     Continued

                  The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 1995:

                      Year ending      Nursing
                        June 30,        Homes     Office   Equipment     Total
                      -----------       -----     ------   ---------     -----
                         1996         $  3,806   $    486   $     76   $  4,368
                         1997            4,058        464         44      4,566
                         1998            4,062        337          3      4,402
                         1999            4,065        301       --        4,366
                         2000            4,030         99       --        4,129
                         Thereafter      9,514       --         --        9,514
                                      --------   --------   --------   --------
                                      $ 29,535   $  1,687   $    123   $ 31,345
                                      ========   ========   ========   ========

                  Rent expense was $2,058, $3,743, $3,957 and $4,008 in 1995,
                  1994, 1993 and 1992, respectively. Also see note 14.

          (b)     Contingencies

                  The Company is subject to certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate liability with respect to these activities will not materially affect the financial position or results of operations of the Company.

                  Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories. The Company currently has in force general liability insurance, including professional and product liability, with coverage limits of $10 million, which is subject to annual renewal. The Company has not recorded any related loss liabilities as of June 30, 1995.

(11)      Distribution Agreement

          In November 1994, Infu-Tech entered into a distribution agreement with a drug manufacturer under which-Infu-Tech provides a specific home infusion therapy utilizing the manufacturer's drug. Under this agreement, accounts payable to the drug manufacturer ($1,247 at June 30, 1995) are secured by Infu-Tech's inventories of the drug ($627 at June 30, 1995) as well as any accounts receivable ($569 at June 30,
          1995) arising from the sale of this drug.

(12)      Business and Credit Concentrations

          The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) patients' benefits payable under health insurance programs, plans or policies (e.g., Medicare, Medicaid, Blue Cross, health maintenance organizations, and commercial insurance policies).

          At June 30, 1995, the Company had gross receivables from the Federal Government (Medicare) of approximately $2,654 and from various state Medicaid programs of approximately $1,814.

                                                                     (Continued)
                                     F-21

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(13)      Business Segment Data

          The Company's operations are conducted primarily through two business segments: nursing home services and Infu-Tech, which provides infusion therapy and other medical services.

          Information about the Company's operations is presented below. Operating income is total revenues less operating expenses, excluding expenses incurred at the corporate headquarters. The elimination of inter-segment revenues is included in other services and eliminations.

                                                           Six months
                                                             ended              Years ended December 31,
                                                            June 30,        --------------------------------
                                                              1995          1994          1993          1992
                                                           ----------       ----          ----          ----
Revenues:
     Nursing home services                                 $   18,248    $   38,273    $   44,357    $   40,641
     Infu-Tech                                                 10,601        16,289        17,011        19,687
     Other services and eliminations                             (125)         (184)          (98)           36
                                                           ----------    ----------    ----------    ----------
        Consolidated                                       $   28,724    $   54,378    $   61,270    $   60,364
                                                           ==========    ==========    ==========    ==========
Operating income (loss):
     Nursing home services                                 $    1,106    $    2,263    $    2,786    $    2,140
     Infu-Tech                                                   (746)       (1,024)          854         2,220
Expenses incurred at corporate headquarters                    (1,284)       (2,156)       (1,993)       (2,542)
Gain on sale of common stock of subsidiary                       --            --            --           4,871
Interest and dividend income                                      183            98           184           134
Interest and other financing costs                               (632)       (1,481)       (3,082)       (4,460)
Other income, net                                                 458           877         1,268         1,071
Minority interest in earnings of subsidiary                       353           375          (194)         --
                                                           ----------    ----------    ----------    ----------
        Consolidated                                       $     (562)   $   (1,048)   $     (177)   $    3,434
                                                           ==========    ==========    ==========    ==========
Assets:
     Nursing home services                                 $   19,487    $   19,894    $   35,066    $   35,011
     Infu-Tech                                                  7,366         7,586         8,124         7,538
     Corporate                                                  2,822         3,005         3,004         4,151
                                                           ----------    ----------    ----------    ----------
        Consolidated                                       $   29,675    $   30,485    $   46,194    $   46,700
                                                           ==========    ==========    ==========    ==========

Depreciation and amortization of property and equipment:
     Nursing home services                                 $      196    $      515    $    1,000    $      901
     Infu-Tech                                                     66            58            48            23
     Corporate                                                     49           145           219           415
                                                           ----------    ----------    ----------    ----------
        Consolidated                                       $      311    $      718    $    1,267    $    1,339
                                                           ==========    ==========    ==========    ==========
Capital expenditures:
     Nursing home services                                 $      267    $      710    $      447    $    1,208
     Infu-Tech                                                     14            98            64            48
     Corporate                                                     13           213             2            24
                                                           ----------    ----------    ----------    ----------
        Consolidated                                       $      294    $    1,021    $      513    $    1,280
                                                           ==========    ==========    ==========    ==========

                                                                     (Continued)
                                     F-22

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(14)      Subsequent Event

          On October 31, 1995, the Company obtained $41,000 in mortgage loans secured by four nursing home facilities located in West Orange, Cedar Grove and Norwood, New Jersey and West Palm Beach, Florida, and proceeds from the issuance of subsidiary Floating Rate Series A Cumulative Preferred Stock totalling $3,500. In addition, the Company obtained a $1,500 loan secured by a mortgage on approximately 8 acres of land located in West Orange, New Jersey.

          The combined proceeds, totalling $46,000 were used to purchase the West Orange, Cedar Grove and West Palm Beach facilities which were previously operated under operating leases and to purchase the real property of the long term and residential care facility located in Norwood, NJ (the "Heritage Facility") , which the Company has been managing since 1988. The transaction in which the Company purchased the Norwood facility also released a $2,000 guarantee which the Company had given to the prior mortgage lender. Proceeds totalling $301 were also used to release pledged receivables and restructure a secured loan due December 1, 1995 totalling $601 for which a new three year note was issued for the balance of $300, secured by a first mortgage on the Company's nursing home facility in Atlantic City, New Jersey.

          The Company generated $4,400 in working capital as a result of these transactions.

          As a result of the previously noted purchase of the Heritage Facility by the Company, the Company will now own the facility and manage the operations of SCF. Starting from October 31, 1995, SCF will be included in the consolidated financial statements of the Company. The mortgage note receivable of $7,399 was forgiven along with other advances in exchange for The Heritage Facility. The amount disclosed in note 10 for minimum annual rental payments for nursing homes of approximately $29,535 as a result of these transactions will be reduced by approximately $27,800.

          The $41,000 loan is due in 2010 with interest at 9.86%. The monthly payment of principal and interest totalling $369 is based upon a 25 year amortization period. The balloon payment due in the year 2010 will be $28,188. The current portion of principal due under the loan agreement is $397.

          Under the loan agreement, the Company is required to maintain restricted cash management accounts for each facility.

          The $3,500 in Floating Rate Series A Cumulative Preferred Stock of the secured subsidiaries ("Series A Preferred Stock") is subject to mandatory redemption upon the earlier of the sale of the Company's nursing home in West Palm Beach or the year 2000. The Series A Preferred Stock pays a dividend at the rate of LIBOR plus 13% and is subject to partial monthly redemption of approximately $73 per month beginning in the second year based upon a 48 month amortization.

          The $1,500 loan is payable monthly over five years with interest at prime plus 2%. The monthly payment of principal and interest is $32. The current portion of principal due under the loan agreement is $239.

          On October 31, 1995, the Company negotiated terms to convert $1,464 trade accounts payable into a three year note due in 1998. The interest rate is 10%. The monthly payment of principal and interest of $47 will fully amortize the loan at the end of the term. Current principal payments due under the terms of the note total $440. The long term portion of the note totalling $938 as of September 30, 1995, has been reclassed from accounts payable to long-term debt, net of current portion. The short-term portion of the note totalling $404 as of September 30, 1995, has been classified as the current portion of long-term debt.

                                     F-23

                            Senior Care Foundation

                        Unaudited Financial Statements

                                 June 30, 1995


                         Senior Care Foundation, Inc.

                           Unaudited Balance Sheets
                            (Dollars in thousands)

                                    Assets

                                                     June 30,     December 31,
                                                       1995           1994
                                                     --------     ------------
Current assets:
   Cash and cash equivalents                            $286           $303
   Patients' funds                                        20             25
   Patient accounts receivable, net of
     allowances for uncollectible accounts
     of $95 and $134                                     269            232
   Inventories                                            51             33
   Prepaid expenses                                       76             14
                                                     -------        -------
                  Total current assets                   702            607

   Property and equipment, net                        20,695         20,780
   Restricted cash                                       600            600
   Other assets                                          888            930
                                                     -------        -------
                                                     $22,885        $22,917
                                                     =======        =======

                      Liabilities and Accumulated Surplus

Current liabilities:
   Current portion of long-term debt                    $119           $109
   Accounts payable and other current liabilities      1,054            970
   Current portion of capital lease obligations           10             10
                                                     -------        -------
                  Total current liabilities            1,183          1,089

Mortgage loan                                         13,860         13,924
Mortgage payable to CHA                                7,399          7,399
Capital lease obligations, net of current portion          8             13
Other liabilities                                        332            332

Commitments and contingencies

Accumulated surplus                                      103            160
                                                     -------        -------
                                                     $22,885        $22,917
                                                     =======        =======
See accompanying notes to financial statements.

                         Senior Care Foundation, Inc.

                      Unaudited Statements of Cash Flows

                    Six Months Ended June 30, 1995 and 1994
                            (Dollars in thousands)

                                                           1995       1994
                                                           ----       ----
Cash flows from operating activities:
   Net income (loss)                                       ($57)     $4,484
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Extraordinary gains                                    --      (4,925)
      Depreciation and amortization                         326         305
      Provision for uncollectible accounts                   53          50
      Increase (decrease) from changes in:
        Patient accounts receivable                         (90)        (56)
        Inventories                                         (18)          6
        Patients' funds and other current assets            (57)          3
        Due to CHA                                           --          15
        Accounts payable and other current liabilities       84          80
        Mortgage payable to CHA                              --          64
                                                           ----      ------
           Net cash provided by operating activities        241          26
                                                           ----      ------
Cash flows from investing activities:
   Expenditures for property and equipment                 (199)         (6)
                                                           ----      ------
Cash flows from financing activities:
   Net proceeds of new long-term debt                        --      12,926
   Payment of short-term borrowings                          --      (9,188)
   Payment of mortgage payable to HCREIT                    (54)        (17)
   Payment of mortgage obligation to CHA                     --      (3,738)
   Payment of capital lease obligation                       (5)         (3)
                                                           ----      ------
      Net cash used in financing activities                 (59)        (20)
                                                           ----      ------
Net change in cash                                         ($17)     $ ---
                                                           ====      ======
See accompanying notes to financial statements.

                         Senior Care Foundation, Inc.

                      Unaudited Statements of Operations

                    Six Months Ended June 30, 1995 and 1994
                            (Dollars in thousands)

                                              1995          1994
                                              ----          ----
Revenues:
   Net patient service revenues              $5,209        $4,773
                                             ------        ------
Expenses:
   Personnel                                  2,465         2,537
   Health care and lodging                    1,084         1,065
   Interest                                     963           864
   Management fees                              260           239
   General and administrative                   145           154
   Depreciation                                 284           284
   Amortization of deferred financing costs      42            21
   Provision for uncollectible accounts          53            50
   Other income                                 (30)           --
                                             ------        ------
              Total expenses                  5,266         5,214
                                             ------        ------
Loss before extraordinary items                ($57)        ($441)

See accompanying notes to financial statements.

                         Senior Care Foundation, Inc.
                    Notes to Unaudited Financial Statements

(1)   Unaudited Information

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly SCF's financial position as of June 30, 1995 and the results of its operations for the six months ended June 30, 1995 and 1994. These financial statements should be read in conjunction with the annual financial statements of SCF. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                         Senior Care Foundation, Inc.
                         Notes to Financial Statements

                                 June 30, 1995
                            (Dollars in thousands)
                                  (Unaudited)

(1)   Summary of Significant Accounting Policies and Organization

      (a)    Organization

             Senior Care Foundation, Inc. ("SCF") is a not-for-profit corporation under Internal Revenue Code Section 501(c)(3) and is therefore exempt from Federal income taxes pursuant to Section 501
             (a) of the Code.

      (b)    Business Activities

             SCF operates a long-term care facility consisting of 180 skilled care beds and 60 to 70 (depending upon the number of residents requiring private or semi-private rooms) residential care beds.

      (c)    Cash and cash equivalents

             The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

      (d)    Patients' Funds

             Patients' funds represent cash balances which have been deposited by SCF into separate bank accounts and are restricted for the use of patients. The related liability is included in other current liabilities.

      (e)    Revenue

             Revenue is reported on the accrual basis at the estimated net realizable amounts from patients, third party payors and others for services rendered. SCF receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 49% of total revenues as of June 30, 1995, were derived from such medical assistance programs. Revenues under these programs are based upon government approved rates which are subject to audit. Management believes it has properly applied these rates in the determination of revenues from these programs and that any potential liabilities related to the settlement of open years would be immaterial to the financial position of SCF.

      (f)    Depreciation

             Depreciation of property and equipment is computed using the straight-line method at rates that charge the costs of various classes of assets over the periods of expected use. The range of useful lives is four to forty years.

      (g)    Inventories

             Inventories, which consist of supplies, are stated at the lower of cost (first-in, first-out) or market.

                         Senior Care Foundation, Inc.
                         Notes to Financial Statements

                            (Dollars in thousands)
                                  (Unaudited)

(1)   Continued

      (h)    Deferred Financing Costs

             Deferred financing costs (included in other assets) incurred in connection with the issuance of long-term debt are being amortized on a straight-line basis over the term of the related debt.

      (i)    Security Deposits from Patients

             Security deposits from patients, which represents cash balances which have been deposited by SCF into separate bank accounts and are restricted in use, are included in other assets. The related liability is included in other liabilities.

(2)   Property and Equipment

      Property and equipment, at cost, are comprised as follows:

                                               June 30,
                                                 1995        1994
                                              ---------   ---------
           Land and improvements              $   3,434   $   3,245
           Building and improvements             19,454      19,456
           Furniture and equipment                  839         824
                                              ---------   ---------
                                                 23,725      23,525

           Less accumulated depreciation          3,030       2,745
                                              ---------   ---------
                                              $  20,795   $  20,780
                                              =========   =========

(3)   Business and Credit Concentrations

      SCF generally does not require collateral or other security in extending credit to patients, however, SCF routinely obtains assignment of (or is otherwise entitled to receive) patients' benefits payable under health insurance programs, plans or policies (e.g. Medicare, Medicaid, Blue Cross, health maintenance organizations, and commercial insurance policies). AtJune 30, 1995, SCF had gross receivable from the New Jersey Medicaid program of approximately $233.

                         Senior Care Foundation, Inc.
                         Notes to Financial Statements

                            (Dollars in thousands)
                                  (Unaudited)

(4)   Accounts Payable and Other Current Liabilities

      Accounts payable and other current liabilities are comprised as follows:

                                                  June 30,
                                                    1995       1994
                                                  --------    ------
                   Accounts payable                $  450      $644
                   Accrued payroll and related         85        96
                   Accrued expenses                   519       230
                                                   ------      ----
                                                   $1,054      $970
                                                   ======      ====

(5)   Capital Lease Obligations

      Capital lease obligations consist of the following:

                                                      June 30,
                                                        1995         1994
                                                      --------       ----
             Capital lease obligations at implicit
               interest rates of 15%                    $18          $23

             Less current portion                        10           10
                                                        ---          ---
             Long-term portion                          $ 8          $13
                                                        ===          ===

      Minimum lease payments due under the above obligations in each of the years subsequent to December 31, 1994 are $10 (1995); $8 (1996). (See subsequent event note 8)

(6)   Lease Commitments

      SCF is obligated under an operating lease through June 1996 with minimum rental payments in 1995 of $135 and 1996 of $67 for certain furniture and fixtures. (See subsequent event note 8)

(7)   Long-Term Debt

      Prior to 1990, a corporation which was acquired by Continental Health Affiliates, Inc. ("CHA") had borrowed $10,000 from Barclays Bank ("Barclays") secured by a mortgage on a 240-bed long-term care facility in Norwood, New Jersey (the "Heritage Facility") and CHA had borrowed an additional $10,000 from that bank under an unsecured revolving credit agreement. The proceeds of both of these borrowings were used to construct the Heritage Facility. During 1990, the unsecured revolving credit was converted into a secured revolving credit, secured primarily by a second mortgage on the Heritage Facility and security interests in most of CHA's accounts receivable and in stock of some subsidiaries. Both the mortgage loan and revolving credit obligations ($15,000 at December 31, 1993) had been extended several times.

                         Senior Care Foundation, Inc.
                         Notes to Financial Statements

                            (Dollars in thousands)
                                  (Unaudited)

(7)   Continued

      During 1990, the Heritage Facility was transferred to SCF, in exchange for assumption by SCF of indebtedness totalling $21,649 consisting of the $10,000 due on the mortgage loan at prime plus 3% from Barclays (short term borrowings) (the mortgage to Barclays included security for a standby letter of credit which was $297 at December 31, 1993) and $11,649 due on a mortgage note without scheduled maturity held by CHA with an interest rate of 7% agreed to by CHA and SCF ($815 for each of the years ended December 31, 1993 and 1992). At the same time, CHA entered into an agreement to manage the Heritage Facility for a fee of $29 per month plus 3% of revenues ($643 and $610 for the years ended December 31, 1993 and 1992, respectively) and to lend SCF any amounts it needed as working capital for the Heritage Facility. As of December 31, 1993, SCF owed CHA $3,726 for working capital loans, interest and management fees.

      On March 16, 1994, SCF obtained a $14,100 mortgage loan (the "Mortgage Loan") secured by the Heritage Facility and used $12,926 of the proceeds of that loan to repay Barclays the $10,000 mortgage loan (which it was able to do for $9,188, including transaction costs) and to pay $3,738 to CHA. CHA used the $3,738 plus net proceeds of new borrowings to repay the balance of the $5,000 secured loan (which it was able to do for $4,583). CHA guaranteed $2,000 of the Mortgage Loan as well as the $297 standby letter of credit issued by a bank on behalf of SCF. The $297 standby letter of credit is secured by 100,000 shares of CHA's-Infu-Tech stock. SCF gave CHA a $7,399 second mortgage note to evidence its remaining obligations to CHA. The second mortgage note is due in 2004, with interest at 3%, escalating 1% each January 1 until January 1999, and then remains at 8%. Principal and interest shall be paid as promptly as possible as permitted under the Mortgage Loan agreements. In addition, CHA forgave $4,113 of working capital loans, interest, management fees and second mortgage debt owed to it by SCF.

      The Mortgage Loan is payable in monthly installments of $143 based on a 25 year amortization schedule, including interest at 11.5%, through April 2001. The Mortgage Loan is renewable in April, 2001 for an additional 7 years at SCF's option, at a rate of 6.5% over the comparable U.S. Treasury Note. SCF will pay, beginning in 1995, additional interest equal to 5% of incremental revenues with a base year of 1994. There are prepayment fees of 9% during the first three years, declining during the balance of the loan period. Pursuant to the Mortgage Loan agreement, specified financial covenants must be met by both SCF and CHA.

      Pursuant to the Mortgage Loan agreement, SCF is required to maintain a letter of credit in the amount of $600 to partially secure the obligations under the Mortgage Loan. The bank which issued the letter of credit required that SCF maintain a $600 balance on deposit as security for the letter of credit, which is classified as restricted cash in the June 30, 1995 balance sheet.

                         Senior Care Foundation, Inc.
                         Notes to Financial Statements

                            (Dollars in thousands)
                                  (Unaudited)

(7)   Continued

      Pursuant to a management agreement entered into in January 1994, CHA is entitled to fees of 5% of revenues for managing the Heritage Facility. However, the Mortgage Loan agreements entered into by SCF prohibits any payments (including principal and interest on the second mortgage note) to CHA until the Heritage Facility attains certain specified financial levels. At December 31, 1994, the Heritage Facility had attained these specified levels, and therefore, will begin making payments to CHA in 1995.

      As a result of the March 16, 1994 transactions, SCF recorded extraordinary gains in 1994 on extinguishment of debt of $4,925, net of transactions costs.

(8)   Subsequent Event

      On October 31, 1995, Continental Norwood Holdings, Inc. ("CNHI") (The Manager of the Heritage Facility, a wholly owned subsidiary of CHA) purchased the real property of the Heritage Facility from SCF. CNHI paid SCF $14,917 and the mortgage note payable of $7,399 was forgiven along with other advances in exchange for the Heritage Facility.

      As of November 1, 1995 SCF entered into a triple net lease for the occupied property at $200 per month. The lease expires October 31, 2020.

      The capital and operating leases discussed in note 5 and note 6 were satisfied as of October 31, 1995 persuant to the sale of the property.

                                                                     Schedule II

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                            (Dollars in thousands)

                     Column A     Column B   Column C    Column D     Column E
                     --------     --------   --------    --------     --------
                          Additions
                    -----------------------
                    Balance at   Charged to                            Balance
                    beginning    cost and                              at end
Description         of period    expenses     Other   Deductions (a)  of period
-----------         ----------   ----------   -----   --------------  ---------
Allowance for
  uncollectible
  accounts:

  1995                $3,137       $  979       --        $  404       $3,712
                      ======       ======     ======      ======       ======
  1994                $3,188       $1,622       --        $1,673       $3,137
                      ======       ======     ======      ======       ======
  1993                $2,831       $2,015       --        $1,658       $3,188
                      ======       ======     ======      ======       ======

(a) Uncollectible accounts charged-off during the year, net of recoveries.

                                      S-1

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONTINENTAL HEALTH AFFILIATES, INC.

                                          By:          JACK ROSEN
                                             --------------------------------
Date:  February 12, 1996                     Jack Rosen, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Principal Executive Officer:

Jack Rosen                                             Jack Rosen
                                            --------------------------------
Chairman of the Board                       Date:  February 12, 1996


Principal Financial Officer:

Benjamin Geizhals                                   BENJAMIN GEIZHALS
                                            --------------------------------
Vice President                              Date:  February 12, 1996


Principal Accounting Officer:

Jeffrey M. Tilton                                   JEFFREY M. TILTON
                                            --------------------------------
                                            Date:  February 12, 1996

Directors:

Jack Rosen                                             JACK ROSEN
                                            --------------------------------
                                            Date:  February 12, 1996

Joseph Rosen                                          JOSEPH ROSEN
                                            --------------------------------
                                            Date:  February 12, 1996


Israel Ingberman                                    ISRAEL INGBERMAN
                                            --------------------------------
                                            Date:  February 12, 1996


Joseph M. Giglio                                    JOSEPH M. GIGLIO
                                            --------------------------------
                                            Date:  February 12, 1996


Bruce Slovin                                          BRUCE SLOVIN
                                            --------------------------------
                                            Date:  February 12, 1996


Carl D. Glickman                                    CARL D. GLICKMAN
                                            --------------------------------
                                            Date:  February 12, 1996


                                 EXHIBIT INDEX

       Exhibit
         No.        Description
       -------      -----------

         3(a)  Certificate of Incorporation, as amended. (1)(6)

         3(b)  By-Laws, as amended. (1)

         4(a)  Specimen of Common Stock Certificate.  (1)

         4(b) Public Bond Issue Agreement dated as of May 31, 1985 with Banque Gutzwiller, Kurz, Bungener S.A. as representative of a consortium of Swiss financial institutions. (2)

         4(c) Indenture dated as of September 4, 1986 relating to 14-1/8% Subordinated Debentures due 1996. (3)

         4(d)  Supplemental Indenture No. 1 dated as of September 27, 1991. (10)

         10(a) Agreement dated July 20, 1987 among Continental Teaneck Realty
               Inc., Forest City Residential Development Inc. and the
               Company. (4)

         10(b) Certificate and Articles of Limited Partnership of CR Teaneck
               Limited Partnership. (4)

         10(c) Lease dated November 28, 1988 between Midlantic National Bank,
               Trustee, and Pompton Avenue Associates Inc. (5)

         10(d) Lease dated November 28, 1988 between Midlantic National Bank,
               Trustee, and Jayber, Inc. (5)

         10(e) Lease dated December 28, 1988 between Midlantic National Bank &
               Trust Company/Florida, Trustee, and P.V.M. Associates, Inc. (5)

         10(f) 1989 Key Employees and Key Personnel Stock Option Plan. (6)

         10(g) Indenture dated September 1, 1993 between the Company and
               American Stock Transfer & Trust Company. (7)

         10(h) Debenture Purchase Agreement dated September 7, 1993 between the Company and USLIFE Income Fund, Inc. (7)

         10(i) Debenture Purchase Agreement dated September 7, 1993 between the Company and The United States Life Insurance Company in the City of New York. (7)

         10(j) Option Agreement dated October 13, 1993 between the Company and
               Carl D. Glickman. (7)

         10(k) Bond Purchase Agreement dated October 27, 1993 among the Company,
               Andrew J. McLaughlin, Jr. and Gerald T. McLaughlin. (7)

         10(l) Debenture Purchase Agreement dated October 27, 1993 among the
               Company, Andrew J. McLaughlin, Jr. and Gerald T. McLaughlin. (7)

         10(m) Restatement Modification and Extension of Loan Agreement and
               Note dated as of July 13, 1993 between Barclays Bank, N.A. and the Company. (7)

         10(n) Mutual Release dated March 16, 1994 between Barclays Bank, N.A, the Company, Senior Care Foundation and the Company's Subsidiaries. (8)

         10(o) Unconditional and Continuing Guaranty dated as of March 16,
               1994 from the Company and Continental Norwood, Inc. to Health Care REIT, Inc. (8)

         10(p) Mortgage Note dated March 16, 1994 from Senior Care Foundation to
               Continental Norwood Holdings, Inc. (8)

         10(q) Mortgage dated March 16, 1994 from Senior Care of Continental
               Norwood Holdings, Inc. (8)

         10(r) Intercreditor Subordination Agreement dated as of March 16,
               1994 between Health Care REIT, Inc., Company, Continental Norwood, Inc., and Continental Norwood Holdings, Inc. (8)

         10(s) Management Agreement dated as of January 1, 1994 between Senior
               Care Foundation and Continental Norwood, Inc. (8)

         10(t) Distribution Agreement between Infu-Tech Inc. and Genzyme
               Corporation dated November 11, 1994. (9)

         10(u) Loan Agreement dated October 31, 1995 by and among Nomura Asset
               Capital Corporation, Jayber, Inc., PVM Associates, Inc., Continental Norwood Holdings, Inc. and Pompton Avenue Associates, Inc.

         10(v) Lease Agreement dated October 31, 1995 between Continental
               Norwood Holdings, Inc. and Senior Care Foundation, Inc.

         10(w) Management Agreement dated October 31, 1995 between TNS Nursing
               Homes, Inc. and Continental Norwood Holdings, Inc.

         11    Calculation of Earnings Per Share.

         21    List of Subsidiaries.

-----------
 (1)     Incorporated by reference to Registration Statement No. 2-81823.
 (2)     Incorporated by reference to Registration Statement No. 33-611.
 (3)     Incorporated by reference to Registration Statement No. 33-6341.

 (4) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1987.
 (5) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1988.
 (6)     Incorporated by reference to definitive proxy statement dated
         July 13, 1989.
 (7) Incorporated by reference to Registration Statements Nos. 33-74474 and 33-7476.
 (8) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1993.
 (9) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1994.