Form 10-Q
period 1995-12-31
CONTINENTAL HEALTH AFFILIATES INC
filed 1996-02-21
CIK 354761

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________


Commission file number  0-11895
                        -------


                     CONTINENTAL HEALTH AFFILIATES, INC.
           (Exact name of registrant as specified in its charter)


       Delaware                                       22-2362097
------------------------------                     --------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


910 Sylvan Avenue, Englewood Cliffs, NJ                  07632
---------------------------------------         --------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (201) 567 - 4600
                                                         -----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

          Number of Shares of Registrant's Common Stock Outstanding
                         February 2, 1996: 7,948,851

            CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES


                                              Index
                                              ------
                                                             Page Number


PART I     FINANCIAL INFORMATION:


Item 1    Consolidated Balance Sheets (Unaudited) at
           December 31, 1995 and June 30, 1995 . .  . . . . . . . 2

          Consolidated Statements of Operations (Unaudited)
           for the six months ended December 31,
          1995 and 1994. . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 1995 and 1994 . 4

          Consolidated Statements of Cash Flows (Unaudited)
           for the six months ended December 31, 1995 and 1994 . .  5

          Notes to Unaudited Consolidated Financial Statements . . 6

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . 7



PART II -  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 12

              Signatures . . . . . . . . . . . . . . . . . . . . . 16

                          CONTINENTAL HEALTH AFFILIATES, INC.
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                                                     December 31,               June 30,
                                                                         1995                     1995
                 Assets                                             ------------                ---------
                 ------                                             (Unaudited)        (Audited)
Current assets:
         Cash and cash equivalents                                   $3,194,000        $   546,000
         Patients' funds                                                218,000            200,000
         Accounts receivable, net of allowances for
           uncollectible accounts of $4,157,000 and
           $3,712,000                                                 7,832,000          6,038,000
         Inventories                                                  1,749,000          1,686,000
         Deferred income taxes                                          849,000            849,000
         Prepaid expenses and other current assets                    1,351,000          1,116,000
                                                                      ---------          ---------
                 Total current assets                                15,193,000         10,435,000

Property and equipment, at cost, net of accumulated
  depreciation and amortization of $4,444,000 and
  $3,875,000                                                         55,997,000          9,934,000
Mortgage note receivable                                                      0          7,399,000
Goodwill, net of accumulated amortization of $644,000 and
  $601,000                                                              296,000            339,000
Deferred income taxes                                                   220,000            220,000
Other assets                                                          4,022,000          1,348,000
                                                                     ----------        -----------

         Total assets                                               $75,728,000        $29,675,000
                                                                    ===========        ===========

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
         Current portion of long-term debt                           $4,023,000        $3,424,000
         Accounts payable                                             7,425,000         8,660,000
         Other current liabilities                                    5,386,000         4,411,000
                                                                     ----------        ----------
                 Total current liabilities                           16,834,000        16,495,000

Long-term debt, net of current portion                               52,936,000        10,766,000
Deferred income                                                         135,000           615,000
Other liabilities                                                        92,000           243,000

Minority interest in subsidiary                                       1,743,000         1,524,000
Mandatorily redeemable preferred stock                                3,500,000                --
Commitments and contingencies

Stockholders' equity:
         Preferred stock, $0.02 par value;
           $100 liquidation preference;
           1,000,000 shares authorized; 13,884
           shares outstanding                                             1,000             1,000
         Common stock, $.02 par value; 15,000,000
           shares authorized; 7,948,851 and 7,830,059
           shares outstanding                                           159,000           156,000
         Additional paid-in captial                                  20,269,000        20,192,000
         Accumulated deficit                                        (19,941,000)      (20,317,000)
                                                                   ------------    ------------

                 Total stockholders' equity                             488,000            32,000
                                                                   ------------    ------------

                 Total liabilities and stockholders' equity         $75,728,000        $29,675,000
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                          CONTINENTAL HEALTH AFFILIATES, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                                     Six Months Ended December 31,
                                                                     ------------------------------
                                                                         1995            1994
                                                                     ------------      ---------
Revenues:
 Nursing home services                                               $20,952,000       $18,117,000
 Infusion therapy and other medical services                          12,637,000         9,203,000
                                                                      ---------          ---------
                 Total revenues                                       33,589,000        27,320,000
                                                                     ------------      -----------

Operating expenses:
  Personnel                                                          15,919,000         14,205,000
  Medical and nutritionial product                                    6,440,000          3,844,000
  Health care and lodging                                             5,607,000          5,603,000
  Selling, general and administrative                                 2,847,000          3,197,000
  Provision for uncollectible accounts                                1,023,000            747,000
  Depreciation and amortization                                         529,000            327,000
                                                                     ----------        -----------

         Total operating expenses                                    32,365,000         27,923,000
                                                                    -----------        -----------

Income (loss) from operations                                         1,224,000           (603,000)
Interest and dividend income                                            130,000             46,000
Interest and other financing costs                                   (1,199,000)          (561,000)
Other income, net                                                       440,000            537,000
Minority interest in (income) loss of subsidiary                       (219,000)           185,000
                                                                     ----------        -----------

Profit (loss) before income taxes                                       376,000           (396,000)
Provision for income taxes                                                   --            146,000
                                                                     -----------       ------------

Net income (loss)                                                       376,000           (542,000)

Preferred dividends                                                     (35,000)           (34,000)
                                                                     ------------      ------------

         Net income (loss) available (applicable) to common
           shareholders                                                 $341,000          ($576,000)
                                                                     =============     =============

Earnings (loss) per share available (applicable) to common
   shareholders                                                           $0.04              ($0.07)
                                                                     ==============    ==============

Weighted average number of shares                                      7,871,698          7,823,184

See accompanying notes to consolidated financial statements.

                          CONTINENTAL HEALTH AFFILIATES, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                                     Three Months Ended December 31,
                                                                     -------------------------------
                                                                         1995            1994
                                                                     ------------      ---------
Revenues:
         Nursing home services                                       $11,617,000       $ 8,917,000
         Infusion therapy and other medical services                   6,335,000         4,557,000
                                                                      ---------          ---------
                 Total revenues                                       17,952,000        13,474,000
                                                                     ------------      -----------

Operating expenses:
  Personnel                                                           8,478,000          7,119,000
  Medical and nutritionial product                                    3,222,000          1,978,000
  Health care and lodging                                             2,871,000          2,851,000
  Selling, general and administrative                                 1,346,000          1,743,000
  Provision for uncollectible accounts                                  590,000            390,000
  Depreciation and amortization                                         353,000            171,000
                                                                     ----------        -----------

         Total operating expenses                                    16,860,000         14,252,000
                                                                    -----------        -----------

Income (loss) from operations                                         1,092,000           (778,000)
Interest and dividend income                                             39,000             30,000
Interest and other financing costs                                     (958,000)          (229,000)
Other income, net                                                       126,000            325,000
Minority interest in (income) loss of subsidiary                       (132,000)           194,000
                                                                     ----------        -----------

Income (loss) before income taxes                                       167,000           (458,000)
Provision for income taxes                                                   --            128,000
                                                                     -----------       ------------

Net income (loss) available (applicable) to common
  shareholders                                                         $167,000           ($586,000)
                                                                     ============      =============

Earnings (loss) per share available (applicable) to common
   shareholders                                                           $0.02             ($0.07)
                                                                     ==============    ==============

Weighted average number of shares                                      7,913,337         7,823,809

See accompanying notes to consolidated financial statements.


                 CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                                              Six Months Ended December 31,
                                                                              -----------------------------
                                                                                  1995           1994
                                                                              -------------     -------------
Operating activities:
         Net income (loss)                                                    $   376,000        ($ 542,000)
         Adjustments to reconcile net income (loss)
           to net cash used in operating activities:
                 Depreciation and amortization                                    529,000           327,000
                 Amortization of deferred financing costs                          50,000            56,000
                 Provision for uncollectible accounts                           1,023,000           747,000
                 Amortization of deferred income                                 (480,000)         (576,000)
                 Loss (gain) on translation of foreign currency debt              (23,000)           42,000
                 Minority interest                                                219,000          (185,000)
                 Net gain (loss) on extinguishment of debt                         50,000          (171,000)
                 Deferred income taxes                                                               96,000
                 Increase (decrease) from changes in:
                   Accounts receivable                                         (2,817,000)       (1,102,000)
                   Inventories                                                    (63,000)         (203,000)
                   Prepaid expenses and other current assets                     (235,000)          (98,000)
                   Other assets                                                (2,724,000)         (278,000)
                   Accounts payable                                            (1,235,000)        1,307,000
                   Other current liabilities                                      957,000           638,000
                   Other liabilities                                             (152,000)         (218,000)
                                                                              -------------     ------------

                   Net cash provided by (used in) operating activities         (4,525,000)         (160,000)
                                                                              -------------     ------------

Investing activities:
         Expenditures for property and equipment                               (39,082,000)        (739,000)
         Purchase by Infu-Tech of treasury stock                                        --          (20,000)
                                                                              -------------     -------------

                   Net cash provided by (used in) investing activities          (39,082,000)       (759,000)
                                                                              -------------     -------------

Financing activities:
         Net proceeds from long-term borrowings                                47,592,000               0
         Payments of short-term borrowings                                       (774,000)              0
         Payments of long-term borrowings                                        (643,000)          (187,000)
         Payment of preferred dividends                                           (35,000)           (34,000)
         Cost of debt exchange offers                                                  --            (52,000)
         Net proceeds from exercise of common stock options                       115,000                 --
                                                                              --------------    -------------

                   Net cash provided by (used in) financing activities          46,255,000          (273,000)
                                                                              --------------    --------------


Net increase (decrease) in cash and cash equivalents                             2,648,000        (1,192,000)
Cash and cash equivalents, beginning of period                                     546,000         2,353,000
                                                                              --------------    --------------

Cash and cash equivalents, end of period                                      $3,194,000          $1,161,000
                                                                              ==============    ==============

Non cash investing and financing activity:

         Property and equipment obtained under captial lease obligations$         216,000        $        --
         Acquisition of property and equipment for forgiveness
            of receivable                                                      $7,399,000        $        --

See accompanying notes to consolidated financial statements.

              CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)     Unaudited information
         ----------------------

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1995, and the results of its operations and changes in cash flows for the six month periods ended December 31, 1995 and 1994. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the transition period January 1, 1995 through June 30, 1995. The results of operations for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)     Debt
         ----

        The principal balance of SFr 2,900,000 (approximately $2,525,000) and accrued interest of SFr 174,000 (approximately $152,000) pertaining to the Company's 6% Swiss franc denominated convertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments. Non-payment of these obligations did not result in a default under any other financing agreements. Since June 27, 1995 the Company has acquired SFr 1,530,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 488,170 in cash, SFr 619,500 in a note maturing in June 1998, $150,000 in cash and a $165,000 note due February 20, 1996.
        Subsequent to January 1996 the Company agreed to acquire SFr 255,000 Bonds, including interest, for SFr 218,000.

(3)     Financing
         ---------

        The Company obtained a $41.0 million mortgage loan on October
        31, 1995 (as part of a financing to purchase four nursing homes - see discussion below). The loan bears interest at 9.86% per annum and requires payments of principal and interest totalling $4.28 million per year for 15 years. The Company is in the process of executing an agreement that if the Company is unable to pay the balance of $28.19 million which will remain due at the end of 15 years, the interest rate on the mortgage loan will increase, and all cash flow from the mortgaged facilities will have to be used to amortize the balance of the mortgage loan. The $1.5 million mortgage loan incurred on October 31, 1995 bears interest at 2% per annum above the prime rate and requires principal payments of $384,000 per year. The $3.5 million of subsidiary preferred stock requires cumulative dividends equal to the liquidation preference of the preferred stock (initially $3.5 million times LIBOR plus 13% of the liquidation preference of the preferred stock and is mandatorily redeemable in monthly installments at the rate of $876,000 per year in 1997 through 2000. Based upon the 8.5% per annum prime rate and the 5-7/16% per annum LIBOR rate on December 29, 1995, the payments during the period from October 31, 1995 to June 30, 1996 with regard to the $42.5 million of mortgage loans and the $3.5 million of preferred stock would total approximately $3.6 million. Under the terms of the $41 million loan and $3.5 million subsidiary preferred stock, the cash receipts of the four facilities are restricted to: mortgage payments, real estate taxes, insurance and carrying charges, operating expenses, and payment of preferred stock dividends, with any excess retained by the facility.

        Aggregate maturities of debt relating to the October 31, 1995 refinancing in each of five-year periods ending June 30 subsequent to June 30, 1995 are as follows: 1996 - $404,000; 1997 - $1,695,000;
        1998 - $1,952,000; 1999 - $2,126,000 and 2000 - $956,000.

          CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

  Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

                          RESULTS OF OPERATIONS

            Six Months Ended December 31, 1995 Compared with
            ------------------------------------------------
                   Six Months Ended December 31, 1994
                   ----------------------------------
Total revenues were $6,269,000, or 23% higher in the 1995 period compared to the same period of the prior year in part because of revenues of $1,814,000 pertaining to the Heritage Facility (which was acquired in the October 31, 1995 transaction) for the two month period from November 1, 1995 to December 31, 1995. In December 1995, one of the Company's nursing homes was required to suspend admissions. This will affect revenues at least in the third quarter of fiscal 1996.

Nursing home services revenues increased by $2,835,000, or 16%. Excluding revenues pertaining to the Heritage Facility, nursing home services revenues increased by $1,021,000, or 6%.

Infusion therapy and other medical services revenues increased by $3,434,000, or 37%, from $9,203,000 in 1994 to $12,637,000 in 1995, primarily due to a
$3,532,000, or 60%, increase in home infusion division revenues. This increase is partially attributed to a 42% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by an increase in Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") provided by the Company to patients with Gaucher's disease. Sales of Ceredase(R) in 1995 were $2,585,000, compared to $705,000 in 1994. Ceredase(R) is a very high priced drug therapy
(approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

Personnel costs increased by $1,714,000. Excluding the Heritage Facility, personnel costs increased by $847,000, or 6%, primarily attributed to normal cost of living increases, use of Company personnel to perform some services previously performed by outside consultants, higher Infu-Tech nursing costs incurred to support the 42% increase in home infusion patients serviced and increased Infu-Tech pharmacy payroll, partially offset by reductions in Infu-Tech sales and administrative personnel.

Costs of medical and nutritional products sold to patients and other customers increased by $2,596,000, or 67%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 42% in 1994 to 51% in 1995. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(R) sales discussed above.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased slightly despite an increase in revenues. Excluding the Heritage Facility, health care and lodging expenses decreased by $303,000, or 5%. This was primarily because the Company began performing services which previously had been performed by consultants. This moved the cost from health care and lodging to personnel costs.

Selling, general and administrative costs decreased by $350,000, or 11%. Excluding the Heritage Facility, selling, general and administrative costs decreased by $400,000, or 13%, primarily attributed to a reduction in Infu-Tech professional fees and selling related travel which was partially offset by increases in distribution costs incurred to support the 42% increase in home infusion patients serviced.

The provision for uncollectible accounts was 3% of revenues in both periods.

Due to an October 31, 1995 refinancing for the acquisition of four facilities, depreciation and amortization expenses increased by $202,000 and interest and other financing costs increased by $638,000. This was partially offset by an increase in interest and dividend income of $84,000.

               CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

        Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations (Continued)


Other income of $440,000 in 1995 and $537,000 in 1994
primarily consisted of amortization of deferred income of $579,000 in both 1995 and 1994 and an unrealized foreign currency translation gain of $23,000 in 1995 and a loss of $42,000 in 1994.

Minority interest in profit of subsidiary of $219,000 in 1995 and minority interest in loss of subsidiary of $185,000 in 1994 represents the portion of the net income or loss of Infu-Tech allocable to minority stockholders.

The provision for income taxes of $146,000 in 1994 represents primarily an adjustment to a previous benefit of $487,000 taken in the first half of 1994 relating to extraordinary gains, partially offset by a $316,000 benefit for income taxes for Infu-Tech, a 59% owned subsidiary which files its own Federal tax return.
No tax provision was recorded in 1995 related to 1995 Infu-Tech operating income, as taxable income will be offset by net operating loss carry forwards.

The preferred stock dividend related to 5% exchangeable preferred stock. Dividends on subsidiaries preferred stock issued as part of the October 31, 1995 refinancing are accounted for under interest and financing costs.

The net income available to common shareholders in 1995 was $341,000 ($.04 per share) compared to a net loss applicable to common shareholders in 1994 of $576,000 ($.07 per share).


            Three Months Ended December 31, 1995 Compared with
             ---------------------------------------------------
                 Three Months Ended December 31, 1994
                 ------------------------------------

Total revenues were $4,478,000, or 33% higher in the 1995 period compared to the same period of the prior year in part because of revenues of $1,814,000 pertaining to the Heritage Facility (which was acquired in the October 31, 1995 transaction) for the two month period from November 1, 1995 to December 31, 1995. In December 1995, one of the Company's nursing homes was required to suspend admissions. This will affect revenues at least in the third quarter of fiscal 1996.

Nursing home services revenues increased by $2,700,000, or 30%. Excluding revenues pertaining to the Heritage Facility of $1,814,000, nursing home services revenues increased by $886,000, or 10%, primarily attributed to higher per diem rates partially offset by an occupancy percentage decrease of 3% from 92% in 1994 to 89% in 1995.

Infusion therapy and other medical services revenues increased by $1,778,000, or 39% from $4,557,000 in 1994 to
$6,335,000 in 1995, primarily due to a $1,186,000, or 34%,
increase in home infusion division revenues. This increase is partially attributed to a 30% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the increase in Ceredase(R) provided by the Company to patients with Gaucher's disease. Sales of Ceredase(R) in 1995 were $1,288,000, compared to $517,000 in 1994. Ceredase(R) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

          CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

 Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (Continued)

Personnel costs increased by $1,359,000 or 19%. Excluding the Heritage facility, personnel costs increased by $492,000, or 7%, primarily attributed to normal cost of living increases, higher Infu-Tech nursing costs incurred to support the 30% increase in home infusion patients serviced and increased pharmacy payroll, partially offset by reductions in Infu-Tech sales and administrative personnel.

Costs of medical and nutritional products sold to patients and other customers increased by $1,244,000, or 63%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 43% in 1994 to 51% in 1995. The increase is primarily attributed to the lower home infusion pricing and the Ceredase(R) sales discussed above.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased slightly despite an increase in revenues. Excluding the Heritage Facility, health care and lodging expenses decreased by $287,000, or 10%. This was primarily because the Company began performing services which previously had been performed by consultants. This moved the cost from Health care and lodging to personnel costs.

Selling, general and administrative costs decreased by $397,000, or 23%. Excluding the Heritage Facility, selling, general and administrative costs decreased by $447,000, or 26%, primarily attributed to reduction in Infu-Tech professional fees and selling related travel which was partially offset by increases in distribution costs incurred to support the 30% increase in home infusion patients serviced.

The provision for uncollectible accounts was 3% of revenues in both 1995 and 1994.

Due to an October 31, 1995 refinancing for the acquisition of four facilities, depreciation and amortization expenses increased by $182,000 and interest and other financing costs increased by $729,000. This was partially offset by an increase in interest and dividend income of $9,000.

Other income of $126,000 in 1995 and $325,000 in 1994
primarily consists of amortization of deferred income of $289,000 in both 1995 and 1994, and unrealized foreign currency translation gains of $50,000 in 1995 and a loss of $120,000 in 1994.

Minority interest in income of subsidiary of $132,000 in 1995 and minority interest in loss of $194,000 in 1994 represents the portion of the net income or loss of Infu-Tech allocable to minority stockholders.

The provision for income taxes of $128,000 in 1994 represents an adjustment to a previous benefit taken for Infu-Tech, a 59% owned subsidiary which files its own Federal tax return. No tax provision was recorded in 1995 related to 1995 Infu-Tech operating income, as taxable income will be offset by net operating loss carry forwards.

The net income available to common shareholders in 1995 was $167,000 ($.02 per share) compared to a net loss applicable to common shareholders in 1994 of $586,000 ($.07 per share).


               LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had stockholders' equity
of $488,000 and total liabilities of $69,997,000. The total liabilities at December 31, 1995 included debt of $56,959,000, which included SFr 1,390,000 (approximately $1,202,000) principal amount of 6% Swiss franc denominated convertible bonds which were due June 27, 1995 (the "Bonds"); SFr
619,500 (approximately $536,000) principal amount of 8%
Swiss franc denominated bonds due June 27, 1998; $290,000 principal amount of a secured loan ("Secured Loan") due November 1997; $1,200,000 principal amount of 14-1/8% subordinated debentures due September 1996 (the
"Subordinated Debentures"); $1,213,000 principal amount of 8% notes due 1999; and $4,911,000 principal amount of 6% notes and 6% convertible bonds due 2003.

        CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations (Continued)

On October 31, 1995, the Company made a 15 year borrowing of $41.0 million secured by mortgages on four of the Company's nursing homes and a five year borrowing of $1.5 million secured by 8 acres of land in West Orange, New Jersey. In addition, four subsidiaries of the Company sold preferred stock for a total of $3.5 million. The $46.0 million proceeds of those transactions were used to purchase the four nursing homes which secure the $41.0 million borrowing (three of which previously had been operated by the Company under leases and the fourth of which the Company had sold in 1993 and managed under a management contract since then) and to repay $301,000, and extend the balance, of a $601,000 secured note which would have matured in December 1995. At the same time, the Company converted $1,476,000 of trade payables into a three year note. The current portion of the total borrowings issued on October 31, 1995 totals $1.2 million.

As of December 31, 1995 there was a balance of Sfr 1,390,000 (approximately $1,202,000) of Bonds outstanding. Although the SFr 2,900,000 (approximately $2,525,000) principal amount of Bonds matured on June 27, 1995, the Company did not pay the principal or accrued interest of SFr 174,000 (approximately $152,000), which was due on that date. Between June 30, 1995 and December 31, 1995, the Company had acquired SFr 1,510,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 470,150 in cash, SFr 619,500 in a note maturing in June 1998, $150,000 in cash and a $165,000 note due February 20, 1996. In January 1996, the Company acquired
SFr 20,000 principal amount of Bonds, including accrued interest, for SFr 18,020. Subsequently the Company agreed to acquire
SFr 255,000 Bonds, including interest, for SFr 218,000.

Pursuant to a management agreement entered into in January 1994, the Company earned fees through October 31, 1995 for managing the Heritage Facility of $425,000 and interest income of $265,000 on a second mortgage note held by the Company.
As a result of the purchase of the Heritage Facility on October 31, 1995, the Company began receiving rental payments and management fees as of November 1, 1995 and received rental payments of $400,000 and management fees of $76,000 through December 31, 1995.

The Company's cash and cash equivalents balance increased from $546,000 at June 30, 1995 to $3,194,000 at December
31, 1995.  Of the $3,194,000 cash held at December 31, 1995,
$598,000 is held by Infu-Tech and $555,000 is held by the Heritage Facility. The remaining cash of $2,041,000 is held by the Company. In connection with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from advancing money to (or borrowing money from) the remainder of the Company. The cash held by the Heritage is solely for the operation of that facility.

During the six months ended December 31, 1995, the Company increased its cash and cash equivalents balance by $2,648,000 of which $52,000 was attributable to Infu-Tech and $89,000 was attributable to the Heritage Facility (which was restricted from Company use), the remainder, $2,507,000, was attributable to the Company. That included $2,726,690 from the October
31, 1995 refinancing. Excluding the cash generated from the October 31, 1995 financing, the Company's cash decreased by $4,525,000 from operating activities, primarily due to a $1,387,000 net decrease in accounts payable and other current liabilities, an increase in inventories of $63,000, an increase in net receivables of $2,817,000, and an increase in prepaid expenses and other current assets of $235,000. The net decrease in accounts payable and other liabilities was primarily due to the conversion of $1,467,000 of trade debt into a three year note.

The Company in total used $4,525,000 of cash in operating activities, offset by the generation of cash of $108,000 by Infu-
Tech and $99,000 by the Heritage Facility.  The Company
(excluding Infu-Tech) used $4,633,000 of cash in operating activities. The Infu-Tech generation of cash in operating activities was primarily due to the net income of $528,000 and an increase of $1,427,000 in net accounts receivable, partially offset by a $889,000 increase in accounts payable.

The increase in Infu-Tech's accounts payable is primarily attributed to higher Infu-Tech inventory purchases to support an increase in volume of sales and an improved mix of payment terms.

As of December 31, 1995, Infu-Tech's working capital was $3.9 million, which was higher than the June 30, 1995 working capital of $3.6 million. Further, at December 31, 1995, Infu-Tech's cash and cash equivalents of $598,000 were $52,000 more than the balance of $546,000 at June 30, 1995 and its accounts payable of $3,231,000 were, as discussed above, $889,000 higher than the $2,342,000 at June 30, 1995.

 CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations (Continued)


During the six months ended December 31, 1995, the Company invested $39,082,000 in property, plant and equipment, consisting mostly of the nursing home facilities purchased as a result of the October 31, 1995 financing and nursing home facility improvements.

During the six months ended December 31,1995, the Company repaid $774,000 of short-term borrowings and $643,000 of long-term borrowings and paid preferred dividends of $35,000.

The Commonwealth of Pennsylvania conducted an audit with respect to the Medicaid reimbursements for the Philadelphia, Pennsylvania nursing home for the periods ended June 30, 1991 and 1992. Pennsylvania has initiated the recoupment of $494,000 from the nursing home. As of December 31, 1995, $436,000 had been recouped. The Company disputes the results of the audit and has filed an appeal with respect to the periods covered by the audit. Based upon discussions with counsel, the Company is confident that it will ultimately prevail in its appeal of these audits and recover the monies recouped.

The Heritage Facility made payments to, and the Company recorded, management fees of $425,000 and interest income of $247,000 through October 31, 1995. As a result of the purchase of the Heritage Facility on October 31, 1995, the Company will be receiving rental payments and management fees.

At December 31, 1995, the Company had approximately $3.2 million of debt, excluding mortgage debt, due in 1996 (consisting primarily of the outstanding Bonds, which had already matured, a $290,000 secured loan, $1.2 million of Subordinated Debentures and $.5 million of a note issued in payment of trade payables). Beyond 1996, the next significant required debt principal repayment is not until 1998.

The Company has no arrangements under which it can make borrowings. At December 31, 1995, the Company had a working capital deficit of $1,641,000. Excluding Infu-Tech, which had working capital of $3,955,000, the Company's working capital deficit was $5,596,000.

The Company does not have any material commitments for capital expenditures.

 CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

Part II  Other Information

Item 1     Legal Proceedings
          There are no presently pending material legal proceedings other than as reported in the Company's Form 10K for the transition period
          January 1, 1995 to June 30, 1995.

Item 2    Changes in Securities
          None

Item 3    Defaults Upon Senior Securities
          The principal balance of SFr 2,900,000
          (approximately $2,525,000) and accrued interest of SFr 174,000 (approximately $152,000) pertaining to the Company's 6% Swiss franc denominated covertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments. Non-payment of these obligations did not result in a default under any other financing agreements. Since June 27, 1995, the Company has acquired SFr 1,530,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr
          488,170 in cash, SFr 619,500 in a note maturing in June 1998, $150,000 in cash and a $165,000 note due February 20, 1996.  Subsequently the
          Company agreed to acquire SFr 255,000 Bonds, including interest, for SFr 218,000.

Item 4    Submission of Matters to Vote of Security Holders
          None

Item 5    Other Information
          None

Item 6    Exhibits and Reports on Form 8-K

          A. Exhibits - The following exhibits are filled herewith or incorporated herein.

             .1  Calculation of earnings per share - six
                 months ended December 31 1995.

             .2  Calculation of earnings per share - six
                 months ended December 31 1994.

          B.  Reports on Form 8-K during the quarter
              ended December 31 1995: None.

                                                        Exhibit A.1



         CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                     Calculation of Earnings Per Share

                    Six Months ended December 31, 1995
                                (Unaudited)

                                                                 Primary
                                                                 -------

Net income available to common shareholders                     $341,000
                                                                 ========


Adjustment of shares outstanding:
  Weighted average number of shares outstanding            7,871,698
                                                           ---------


Weighted average number of common shares and common
shares equivalent                                          7,871,698
                                                                =========

Earnings per share                                            $      .04
                                                               ==========



The above does not give effect to the assumed conversion of the Swiss franc denominated convertible bonds issued on June 27, 1985 since the effect would be antidilutive.

                                                                 Exhibit A.2



                 CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                                Calculation of Loss Per Share

                             Six Months ended December 31, 1994
                                         (Unaudited)

                                                                  Primary

Net loss applicable to common shareholders                    $  (576,000)
                                                              ===========


Adjustment of shares outstanding:
  Weighted average number of shares outstanding                 7,823,184
                                                           ---------


Weighted average number of common shares and common
shares equivalent                                               7,823,184
                                                             ============


Loss per share                                               $       (.07)
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



Continental Health Affiliates, Inc.


Date February 20, 1996

JACK ROSEN


Jack Rosen
Chairman, and Director

(Chief Executive Officer)




Date February 20, 1996


ALLISON KURUS ALLEN

Allison Kurus Allen
Chief Accounting Officer