Form 10-Q
period 1996-03-31
CONTINENTAL HEALTH AFFILIATES INC
filed 1996-05-15
CIK 354761

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


Commission file number  0-11895


                  CONTINENTAL HEALTH AFFILIATES, INC.
        (Exact name of registrant as specified in its charter)


     Delaware                                    22-2362097
_______________________________       ______________________________________
(State of other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


910 Sylvan Avenue, Englewood Cliffs, NJ             07632
________________________________________   -----------------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code (201) 567 - 4600
                                                   ___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No



       Number of Shares of Registrant's Common Stock Outstanding
                        May 13, 1996: 7,948,851

         CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                                    INDEX


                                                                  PAGE NUMBER


PART I   FINANCIAL INFORMATION:


Item 1   Consolidated Balance Sheets (Unaudited) at March 31, 1996 and June 30,
         1995

     2 Consolidated Statements of Operations (Unaudited) for the nine months ended March 31, 1996 and 1995

     3 Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1996 and 1995

     4 Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 1996 and 1995

     5   Notes     to     Unaudited    Consolidated    Financial     Statements

     6

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
     7

PART  II - OTHER INFORMATION
    12   Signatures

			CONTINENTAL HEALTH AFFILIATES, INC.
				AND SUBSIDIARIES

			CONSOLIDATED BALANCE SHEETS
				(Unaudited)
		Assets					March 31, 	June 30,
		______					  1996		  1995
						        ----------      ----------
Current assets:
	Cash and cash equivalents (note 4)		$1,227,000	  $546,000
	Patients' funds					   218,000	   200,000
	Accounts receivable, net of allowances for
 	  uncollectible accounts of $4,024,000
	  and $3,712,000				10,490,000	 6,038,000
	Inventories					 1,627,000	 1,686,000
	Deferred income taxes				   849,000	   849,000
	Prepaid expenses and other current assets	   967,000	 1,116,000
							----------	----------
		Total current assets			15,378,000	10,435,000

Property and equipment, at cost, net of accumulated
  depreciation and amortization of $4,725,000 and
  $3,875,000						55,752,000	 9,934,000
Mortgage note receivable				    ---		 7,399,000
Goodwill, net of accumulated amortization of
  $639,000 and $600,000					   300,000	   339,000
Deferred income taxes					   220,000	   220,000
Other assets						 3,669,000	 1,348,000
							----------	----------
	Total assets				       $75,319,000     $29,675,000
						       ===========     ===========
		Liabilities and Stockholders' Equity
                ____________________________________

Current liabilities:
	Current portion of long-term debt		$3,319,000      $3,424,000
	Accounts payable				 7,209,000	 8,660,000
	Other current liabilities			 6,141,000	 4,411,000
							----------	----------

		Total current liabilities		16,669,000	16,495,000

Long-term debt, net of current portion			52,683,000	10,766,000
Deferred income						   103,000	   615,000
Other liabilities					   ----		   243,000

Minority interest in subsidiary				 1,852,000	 1,524,000

Mandatorily redeemable preferred stock			 3,500,000	    ---
  (including $220,000 current portion)

Committments and contingencies

Stockholders' equity:
	Preferred stock, $.02 par value; $100
	  liquidation preference; 1,000,000
	  shares authorized; 13,884 shares
	  outstanding					    1,000	     1,000
	Common stock, $.02 par value; 15,000,000
	  shares authorized; 7,948,851 and
	  7,830,059 shares outstanding			  160,000          156,000
	Additional paid-in capital		       20,233,000	20,192,000
	Accumulated deficit			      (19,882,000)     (20,317,000)
					             ------------       ----------

		Total stockholders' equity		  512,000           32,000
					             ------------       ----------
		Total liabilities and
		  stockholders' equity		      $75,319,000      $29,675,000
					            =============      ===========

See accompanying notes to consolidated financial statements


			CONTINENTAL HEALTH AFFILIATES, INC.
				AND SUBSIDIARIES

			CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)
							Nine Months Ended March 31
							--------------------------
		      					  1996             1995
						        ------------ -------------
Revenues:
	Nursing home services        		       $32,417,000     $27,074,000
	Infusion therapy and other medical
	  services					18,951,000	14,207,000
						       -----------	----------
		Total revenues				51,368,000	41,281,000
						       -----------	----------
Operating expenses:
	Personnel					24,437,000	21,278,000
	Medical and nutritional product			 9,579,000       6,379,000
	Health care and lodging				 7,857,000	 8,357,000
	Selling, general and administrative		 4,617,000       4,814,000
	Provision for uncollectible accounts	         1,253,000       1,245,000
	Depreciation and amortization			 1,019,000         509,000
							----------      ----------
			Total operating expenses	48,762,000      42,582,000
							----------      ----------
Income (loss) from operations				 2,606,000      (1,301,000)
Interest and dividend income				   168,000         138,000
interest and other financing costs                      (2,671,000)       (880,000)
Other income, net				           660,000         655,000
Mintority interest in (income) loss of subsidiary	  (328,000)        417,000
							----------      ----------

Profit (loss) before income taxes			   435,000        (971,000)
Provision for income taxes				                   146,000
							----------      ----------
Net income (loss)					   435,000      (1,117,000)

Preferred dividends					   (70,000)        (69,000)
							----------      ----------
	Net income (loss) applicable to
  	  common shareholders				  $365,000     ($1,186,000)
							==========     ============

	Earnings (loss) per share applicable
		  to common shareholders		     $0.05          ($0.15)
						        ==========      ==========

Weighted average number of shares			 7,897,416       7,823,809

See accompanying notes to financial statements.

			CONTINENTAL HEALTH AFFILIATES, INC.
				AND SUBSIDIARIES

			CONSOLIDATED STATEMENTS OF OPERATIONS
				(Unaudited)
							Three Months Ended March 31
							--------------------------
		      					  1996             1995
							  ____		   ____
Revenues:
	Nursing home services        		       $11,465,000      $8,957,000
	Infusion thereapy and other medical
	  services					 6,314,000	 5,004,000
						       -----------	----------
		Total revenues				17,779,000	13,961,000
						       -----------	----------
Operating expenses:
	Personnel					 8,518,000	 7,073,000
	Medical and nutritional product			 3,139,000       2,535,000
	Health care and lodging				 2,250,000	 2,754,000
	Selling, general and administrative		 1,770,000       1,617,000
	Provision for uncollectible accounts	           230,000         498,000
	Depreciation and amortization			   490,000         182,000
							----------      ----------
			Total operating expenses	16,397,000      14,659,000
							----------      ----------
Income from operations					 1,382,000        (698,000)
Interest and dividend income				    38,000          92,000
interest and other financing costs                      (1,472,000)       (319,000)
Other income, net				           220,000         118,000
Mintority interest in (income) loss of subsidiary	  (109,000)        232,000
							----------      ----------

Net income (loss)                          		    59,000        (575,000)

Preferred dividends					   (35,000)        (35,000)
							----------      ----------
	Net income (loss) applicable to
  	  common shareholders				   $24,000       ($610,000)
							==========	===========

Earnings (loss) per share applicable to common
  shareholders:						     $0.01          ($0.08)
							==========	===========

Weighted average number of shares			 7,948,851       7,825,059
							==========	==========

See accompanying notes to financial statements.

					4
PAGE

     		     CONTINENTAL HEALTH AFFILIATES, INC.
				AND SUBSIDIARIES

			CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Unaudited)

							Nine Months Ended March 31
							--------------------------
		      					  1996             1995
							------------- ------------
Operating activities:
	Net income(loss)				 $435,000	($1,117,000)
	Adjustments to reconcile net income (loss)
	  to net cash used in operating activities:
	  Depreciation and amortization			1,019,000	    509,000
	  Amortization of deferred financing costs         85,000            72,000
	  Provision for uncollectible accounts	        1,253,000         1,245,000
	  Amortization of deferred income                (512,000)         (866,000)
	  Loss on translation of foreign currency
            debt				          (68,000)          402,000
	  Minority interest				  328,000          (417,000)
   	  Net gains on extinguishment of debt		  (83,000)         (171,000)
 	  Deferred income taxes		                   ---               96,000
	  Increase (decrease) from changes in:
		Accounts receivable	               (5,705,000)       (1,796,000)
		Inventories			           59,000          (487,000)
		Prepaid expenses and other
		  current assets                          149,000           176,000
		Other assets                           (2,424,000)         (233,000)
		Accounts payable                       (2,137,000)        1,963,000
		Other current liabilities               1,712,000           419,000
		Other liabilities                        (243,000)         (329,000)
						 	----------	-----------

		Net cash used in operating
		  activities                           (6,132,000)         (534,000)
						 	----------	-----------

Investing activities:
	Expenditures for property and equipment       (39,151,000)         (909,000)
	Purchase by Infu-Tech of treasury stock          ----               (20,000)
						 	----------	-----------

		Net cash used in investing
		 activities		              (39,151,000)         (929,000)
						 	----------	-----------

Financing activities:

	Net proceeds from long-term borrowings         47,592,000              ---
	Payments of short-term borrowings              (1,030,000)             ---
	Payments of long-term borrowings                 (643,000)         (254,000)
	Payment of preferred dividends                    (70,000)          (69,000)
	Cost of debt exchange offers                     ----               (52,000)
	Net proceeds from exercise of
	  common stock options                            115,000              ---
						 	----------	-----------

		Net cash provided by
		 (used in) financing
		  activities                           45,964,000          (375,000)
						 	----------	-----------

Net increase (decrease) in cash and cash
  equivalents                                             681,000        (1,838,000)
Cash and cash equivalents, beginning of period            546,000         3,514,000
						 	----------	-----------

Cash and cash equivalents, end of period               $1,227,000        $1,676,000
						 	==========      ===========

Non cash investing and financing activity:

	Property and equipment obtained under
	 capital lease obligation                        $230,000        $  ---
	Acquisition of property and equipment
	 for forgiveness of receivable                 $7,399,000        $  ---

See accompanying notes to financial statements.

                 CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)



(1)   UNAUDITED INFORMATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of its operations and changes in cash flows for the nine month periods ended March 31, 1996 and 1995. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the transition period January 1, 1995 through June 30, 1995. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)   DEBT

      The principal balance of SFr 2,900,000 (approximately $2,525,000) and accrued interest of SFr 174,000 (approximately $152,000) pertaining to the Company's 6% Swiss franc denominated convertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments. Non-payment of these obligations did not result in a default under any other financing agreements. Since June 27, 1995, the Company has acquired SFr 1,765,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 723,170 and $315,000 plus a SFr 619,500 note maturing in
      June 1998.

(3)   FINANCING

      On October 31, 1995, the Company obtained mortgage loans of $41.0 million and $1.5 million and subsidiaries issued $3.5 million of preferred stock. The proceeds of this financing were used to purchase three nursing homes which had been sold and leased back in 1988, to reacquire the Heritage Facility, which the Company had sold in 1990 to a non-profit corporation and had been operating under a management agreement, and to retire debt. The $41.0 million mortgage loan bears interest at 9.86% per annum and requires payments of principal and interest totalling $4.28 million per year for 15 years. If the Company is unable to pay the balance of $28.19 million which will remain due at the end of 15 years, the interest rate on the mortgage loan will increase, and all cash flow from the mortgaged facilities will have to be used to amortize the balance of the mortgage loan. The $1.5 million mortgage loan bears interest at 2% per annum above the prime rate and requires principal payments of $384,000 per year. The $3.5 million of subsidiary preferred stock requires cumulative dividends equal to the liquidation preference of the preferred stock
      (initially $3.5 million times LIBOR plus 13% of the liquidation preference of the preferred stock and is mandatorily redeemable in monthly installments at the rate of $876,000 per year in 1997 through 2000. Based upon the 8.5% per annum prime rate and the 5-7/16% per annum LIBOR rate on December 29, 1995, the payments during the period from October 31, 1995 to June 30, 1996 with regard to the $42.5 million of mortgage loans and the $3.5 million subsidiary preferred stock would total approximately $3.6 million. Under the terms of the $41 million loan and $3.5 million subsidiary preferred stock, the cash receipts of the four facilities are restricted to: mortgage payments, real estate taxes, insurance and carrying charges, operating expenses, and payment of preferred stock dividends, with any excess retained by the facility.

      Aggregate maturities of debt relating to the October 31, 1995 refinancing in each of five-year periods ending June 30 subsequent to June 30, 1995 are as follows: 1996 - $404,000; 1997 - $1,695,000; 1998 -$1,952,000;
      1999 - $2,126,000 and 2000 - $956,000.

(3)   CASH AND CASH EQUIVALENTS

      Included in the March 31, 1996 balance is $337,000 held by Infu-Tech and $250,000 is held by the Heritage Facility. Of the remaining cash of $640,000 held by the Company, $607,000 is held in escrow. In connection with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from advancing money to (or borrowing money from) the remainder of the Company. The cash held by the Heritage may only be used for the operation of that facility.

                CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

        Item 2.   Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

                                  RESULTS OF OPERATIONS


                     NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                            NINE MONTHS ENDED MARCH 31, 1995


Total revenues were $10,087,000, or 24% higher in the 1996 period compared to the same period of the prior year in part because of revenues of $4,474,000 pertaining to the Heritage Facility (which was acquired on October 31, 1995) for the five month period from November 1, 1995 to March 31, 1996. Revenues were reduced by $331,000, offset by a reduction of expenses of approximately $100,000, in the third quarter attributable to suspension of admissions at one of the Company's nursing homes since December 1995.

Nursing  home  services revenues increased by $5,343,000,  or  20%.   Excluding
revenues pertaining to the Heritage Facility, nursing home services revenues increased by $869,000, or 3%.

Infusion therapy and other medical services revenues increased by $4,744,000, or 33%, from $14,207,000 in 1995 to $18,951,000 in 1996, primarily due to a
$4,448,000, or 48%, increase in home infusion division revenues which was caused by a 39% increase in the number of patients serviced with improved therapy pricing mix.

Personnel costs increased by $3,159,000, or 15%. Excluding the Heritage Facility, personnel costs increased by $1,024,000, or 5%, primarily attributed to normal cost of living increases, use of Company personnel to perform some services previously performed by outside consultants, higher Infu-Tech nursing costs incurred to support the 39% increase in home infusion patients serviced and increased Infu-Tech pharmacy payroll, partially offset by reductions in Infu-Tech sales and administrative personnel.

Costs of medical and nutritional products sold to patients and other customers increased by $3,200,000, or 50%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 45% in 1995 to 51% in 1996. The increase is primarily attributed to lower home infusion pricing.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $500,000 or 6% due to a $1,200,000 decrease of rent expense as a result of the acquisition of nursing homes which were previously leased, offset by expenses of the Heritage facility. Excluding the Heritage Facility, health care and lodging expenses decreased by $1,358,000, or 16%. This included approximately $150,000 of costs shifted from health care and lodging to personnel costs because the Company began performing some services previously performed by outside consultants.

Selling, general and administrative costs decreased by $197,000, or 4%. Excluding the Heritage Facility, selling, general and administrative costs decreased by $388,000, or 8%, primarily attributed to reduction in Infu-Tech professional fees and selling related travel, which offset increases in distribution costs incurred to support the 39% increase in home infusion patients serviced.

The provision for uncollectible accounts was 2% of revenues in 1996 and 3% of revenues in 1995.

As a result of the acquisition of four facilities in the October 31, 1995 refinancing, depreciation and amortization expenses increased by $510,000 and interest and other financing costs increased by $1,791,000. This was partially offset by an increase in interest and dividend income of $30,000.

Other income of $660,000 in 1996 consisted of amortization of deferred income of $512,000, an unrealized foreign currency translation gain of $68,000. Other income of $655,000 in 1995 consisted of amortization of deferred income of $866,000, $188,000 of income resulting from an adjustment to accruals related to the deconsolidation of the Heritage facility, offset by a foreign currency translation loss of $402,000.

                CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

        Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)



Minority interest in profit of subsidiary of $328,000 in 1996 and minority interest in loss of subsidiary of $417,000 in 1995 represents the portion of the net income or loss of Infu-Tech allocable to minority stockholders.

The provision for income taxes of $146,000 in 1995 represents primarily an adjustment to a previous benefit of $487,000 taken in the first half of 1995 relating to extraordinary gains, partially offset by a $316,000 benefit for income taxes for Infu-Tech, a 59% owned subsidiary which files its own Federal tax return. Based on earnings trends for the nine month period ending March 31, 1996, Infu-Tech expects to have taxable income which will enable Infu-Tech to utilize a portion of its net operating loss carryforwards. The deferred tax expense associated with utilization of these carryforwards is offset by a reduction in the deferred tax valuation allowance. The deferred tax asset remains at a level that Infu-Tech believes will be realizable.

The preferred stock dividend related to 5% exchangeable preferred stock. Dividends on subsidiaries preferred stock issued as part of the October 31, 1995 refinancing are accounted for under interest and financing costs.

The net income available to common shareholders in 1996 was $365,000 or $.05 per share compared to a net loss applicable to common shareholders in 1995 of $1,186,000 or $.15 per share.



                     THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                            THREE MONTHS ENDED MARCH 31, 1995


Total revenues were $3,818,000, or 27% higher in the 1996 period compared to the same period of the prior year in part because of revenues of $2,717,000 pertaining to the Heritage Facility (which was acquired on October 31, 1995). Revenues were reduced by $331,000, offset by a reduction of expenses of approximately $100,000, in the third quarter as a result of suspension of admissions at one of the Company's nursing homes.

Nursing home services revenues increased by $2,508,000, or 28%. Excluding revenues pertaining to the Heritage Facility of $2,260,000, nursing home services revenues increased by $248,000, or 3%, primarily attributed to higher per diem rates partially offset by an occupancy percentage decrease of 3.2% from 93.8% in 1995 to 90.6% in 1996.

Infusion therapy and other medical services revenues increased by $1,310,000, or 26%, from $5,004,000 in 1995 to $6,314,000 in 1996, primarily due to a
$917,000, or 27%, increase in home infusion division revenues which was caused by a 32% increase in the number of patients serviced. This increase was offset by shorter periods of therapy per patient combined with a lower pricing mix of bundled services.

Personnel costs increased by $1,445,000, or 20%. Excluding the Heritage Facility, personnel costs increased by $177,000, or 3%, primarily attributed to normal cost of living increases, higher Infu-Tech nursing costs incurred to support the 32% increase in home infusion patients serviced and increased pharmacy payroll, partially offset by reductions in Infu-Tech sales and administrative personnel.

Costs of medical and nutritional products sold to patients and other customers increased by $604,000, or 24%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs decreased from 51% in 1995 to 50% in 1996.

                CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

        Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by a net $504,000, or 18%, due partially to a decrease of $750,000 in rent expense as a result of the acquisition of three nursing homes which were previously leased, offset by an increase in health care and lodging expenses of $246,000 primarily attributed to an increase in ancillary services. Excluding the Heritage Facility, health care and lodging expenses decreased by $1,054,000, or 38%. This included approximately $50,000 of costs moved from health care and lodging to personnel costs because the Company began performing some services previously performed by outside consultants.

Selling, general and administrative costs increased by $153,000, or 9%. Excluding the Heritage Facility, selling, general and administrative costs increased by $12,000, or 1%, primarily attributed to increases in Infu-Tech distribution costs incurred to support the 32% increase in home infusion patients serviced partially offset by reduction in professional fees and selling related travel.

The provision for uncollectible accounts was 1% of revenues in 1996 and 4% of revenues in 1995. The reduced provision was due to an over-accrual in prior periods of the reserve for nursing home receivables.

As a result of the acquisition of four facilities in the October 31, 1995 refinancing, depreciation and amortization expenses increased by $308,000 and interest and other financing costs increased by $1,153,000.

Other income of $220,000 in 1996 primarily consisted of amortization of deferred income of $142,000, an unrealized foreign currency translation gain of $44,000. Other income of $118,000 in 1995 consists of amortization of deferred income of $290,000 and $188,000 of income resulting from an adjustment to accruals related to the deconsolidation of the Heritage Facility, partially offset by an unrealized foreign currency translation loss of $360,000.

Minority interest in income of subsidiary of $109,000 in 1996 and minority interest in loss of $232,000 in 1995 represents the portion of the net income or loss of Infu-Tech allocable to minority stockholders.

Based on earnings trends for the three month period ending March 31, 1996, no tax provision was recorded for Infu-Tech, a 59% owned subsidiary which files its own tax return. Infu-Tech expects to have taxable income which will enable Infu-Tech to utilize at least a portion of its net operating loss carryforwards. The deferred tax expense associated with utilization of these carryforwards is offset by a reduction in the deferred tax valuation allowance. The deferred tax asset remains at a level that Infu-Tech feels will be realizable.

The net income available to common shareholders in 1996 was $24,000 or $.01 per share compared to a net loss applicable to common shareholders in 1995 of $610,000 or $.08 per share.


                             LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had stockholders' equity of $512,000 and total liabilities of $69,455,000. The total liabilities at March 31, 1996 included debt of $56,002,000, which included SFr 1,135,000 (approximately $953,000) principal amount of 6% Swiss franc denominated convertible bonds which had not been paid when they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $520,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998; $272,000 principal amount of a secured loan ("Secured Loan") due November 1997; $1,200,000 principal amount of 14 1/8 % subordinated debentures due September 1996 (the "Subordinated Debentures"); $1,213,000 principal amount of 8% notes due 1999; and $4,662,000 principal amount of 6% notes and 6% convertible bonds due 2003.

On October 31, 1995, the Company made a 15 year borrowing of $41.0 million secured by mortgages on four of the Company's nursing homes and a five year borrowing of $1.5 million secured by 8 acres of land in West Orange, New Jersey. In addition, four subsidiaries of the Company sold preferred stock for a total of $3.5 million. The $46.0 million proceeds of those transactions were used to purchase the four nursing homes which secure the $41.0 million borrowing (three of which previously had been operated by the Company under leases

                CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

        Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

and the fourth of which the Company had sold in 1990 and managed under a management contract since then) and to repay $301,000, and extend the balance of a $601,000 secured note which would have matured in December 1995. At the same time, the Company converted $1,476,000 of trade payables into a three year note. The current portion of the total borrowings issued on October 31, 1995 totals $1.2 million.

When the Bonds matured on June 27, 1995, SFr 2,900,000 (approximately $2,525,000) principal amount, together with accrued interest of SFr 174,000 (approximately $152,000), was outstanding. Between June 30, 1995 and March 31, 1996, the Company acquired SFr 1,765,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 723,170 and $315,000 plus a SFr 619,500 note maturing in June 1998.

The Company's cash and cash equivalents balance increased from $546,000 at June 30, 1995 to $1,227,000 at March 31, 1996. Included in the March 31, 1996
balance is $337,000 held by Infu-Tech and $250,000 is held by the Heritage Facility. Of the remaining cash of $640,000 held by the Company, $607,000 is held in escrow. In connection with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from advancing money to (or borrowing money from) the remainder of the Company. The cash held by the Heritage may only be used for the operation of that facility.

The Company in total used $6,132,000 of cash in operating activities during the nine months, primarily due to an increase accounts receivable of $5,705,000, an increase in accounts payable of $2,302,000, and an increase in other assets of $2,424,000 offset by an increase in other current liabilities of $1,712,000 and net income of $435,000. Of the $5,705,000 increase in accounts receivable, $3,218,000 is attributable to Infu-Tech. At March 31, 1996, the balance in net accounts receivable for Infu-Tech was 63% higher than the balance at June 30, 1995. Of this increase, 17% occurred during the three months ended March 31, 1996. Infu-Tech's overall outstanding net accounts receivable has increased from 69 days' sales at December 31, 1995 to 89 days' sales at March 31, 1996, primarily as a result of a slow-down in payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims, as well as confusion due to consolidation within the managed care industry. As a result, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected. This is an industry-wide problem and Infu-Tech believes that claims processing will improve and the days' sales outstanding of accounts receivable will decrease as these problems are resolved. The increase in accounts receivable attributable to the nursing home division was due to an accrual of retroactive Medicare payments resulting from anticipated rate adjustments. The Company (excluding Infu-Tech) used $6,133,000 of cash in operating activities. The Infu-Tech use of cash in operating activities was primarily due to an increase of $2,282,000 in accounts receivable, partially offset by a $507,000 increase in accounts payable and net income of $789,000.

The increase in Infu-Tech's accounts payable is primarily attributed to an improved mix of payment terms that the Company has been able to obtain from suppliers to take account of the increase in accounts receivable.

The Company has no arrangements under which it can make borrowings. At March 31, 1996, the Company had a working capital deficit of $1,291,000. Excluding Infu-Tech, which had working capital of $4,203,000, the Company's working capital deficit was $5,494,000. Further, at March 31, 1996, Infu-Tech's cash and cash equivalents of $337,000 were $209,000 less than the balance of $546,000 at June 30,1995 and its accounts payable of $2,849,000 were, as discussed above, $507,000 higher than the $2,342,000 at June 30, 1995. During the nine months ended March 31, 1996, the Company invested $39,151,000 in property, plant and equipment, consisting mostly of the nursing home facilities purchased as a result of the October 31, 1995 financing and nursing home facility improvements.

During the nine months ended March 31, 1996, the Company repaid $1,030,000 of short-term borrowings and

                  CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

          Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations (Continued)


$643,000 of long-term borrowings and paid preferred dividends of $70,000.

The Commonwealth of Pennsylvania conducted an audit with respect to the Medicaid reimbursements for the Philadelphia, Pennsylvania nursing home for the periods ended June 30, 1991 and 1992. Pennsylvania has initiated the recoupment of $494,000 from the nursing home. As of March 31, 1996, $436,000 had been recouped. The Company disputes the results of the audit and has filed an appeal with respect to the periods covered by the audit. Based upon discussions with counsel, the Company is confident that it will ultimately prevail in its appeal of these audits and recover the monies recouped.

At March 31, 1996, the Company had approximately $2.5 million of debt due in 1996 (consisting primarily of the outstanding Bonds, which had already matured, a $272,000 secured loan, $1.2 million of Subordinated Debentures due in September and $.5 million of a note issued in payment of trade payables). Beyond 1996, the next significant required debt repayment (other than the current portion of the debt described above) is not until 1998.

The Company does not have any material commitments for capital expenditures.

                CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES


Part II Other Information

      Item 1 Legal Proceedings
            Infu-Tech, a 59% owned subsidiary of CHA, has been notified that the government intends to seek reimbursement for alleged overpayments from Medicare relating to approximately $3 million of sales between 1991 and 1993 of a product which was discontinued in late 1993. The government believes that Infu-Tech was paid under a higher reimbursement code than that which should have been applicable. Infu-Tech believes that it billed the product properly and was paid under the appropriate code. Infu-Tech has cooperated with the government and intends to continue to do so in its effort to reach an appropriate resolution of this matter.

      Item 2 Changes in Securities
            None

      Item 3 Defaults Upon Senior Securities
            The principal balance of SFr 2,900,000 (approximately $2,525,000) and accrued interest of SFr 174,000 (approximately $152,000) pertaining to the Company's 6% Swiss franc denominated convertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments. Non-payment of these obligations did not result in a default under any other financing agreements. Since June 27, 1995, the Company has acquired SFr 1,765,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of $315,000 and a SFr 619,500 in note maturing in June 1998.

      Item 4 Submission of Matters to Vote of Security Holders
            None

      Item 5 Other Information
            None

      Item 6 Exhibits and Reports on Form 8-K

            A. Exhibits - The following exhibits are filled herewith or incorporated herein.

                .1 Calculation of earnings per share - nine months  ended March
                  31, 1996.

                .2 Calculation of loss per share - nine months ended  March 31,
                  1995.

            B.  Reports  on  Form 8-K during the quarter ended March 31,  1996:
                None.

Exhibit A.1



                  CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                            Calculation of Earnings Per Share

                            Nine Months ended March 31, 1996
                                       (Unaudited)

PRIMARY

Net income available to common shareholders                                 $   365,000
									    ===========

Adjustment of shares outstanding:
   Weighted average number of shares outstanding			      7,897,416
									    ___________


Weighted average number of common shares and common
   shares equivalent                                      7,897,416
									                                                 ===========


Earnings per share                                           $          .05
									                                                      ==============


The above does not give effect to the assumed conversion of the Swiss franc denominated convertible bonds issued on June 27, 1985 since the effect would be antidilutive.

Exhibit A.2



                  CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES

                              Calculation of Loss Per Share

                            Nine Months ended March 31, 1995
                                       (Unaudited)

PRIMARY

Net loss applicable to common shareholders                                  $  (1,186,000)



Adjustment of shares outstanding:
   Weighted average number of shares outstanding				7,823,809


Weighted average number of common shares and common shares equivalent		7,823,809


Loss per share                                                              $          ( .15)



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


                                               Continental  Health  Affiliates,
Inc.


Date  May 15, 1996                             JACK ROSEN
                                               Jack Rosen
                                               Chairman, and Director
                                               (Chief Executive Officer)




Date  May 15, 1996                             ALLISON KURUS ALLEN
                                               Allison Kurus Allen
                                               Chief Accounting Officer

                  CONTINENTAL HEALTH AFFILIATES, INC. AND SUBSIDIARIES



                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Continental  Health  Affiliates,
Inc.


Date  May 15, 1996
                                               Jack Rosen
                                               Chairman, and Director
                                               (Chief Executive Officer)



Date  May 15, 1996
                                               Allison Kurus Allen
                                               Chief Accounting Officer