Form 10-K
period 1996-06-30
CONTINENTAL HEALTH AFFILIATES INC
filed 1996-10-01
CIK 354761

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X     NO___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 27 , 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,826,436.

As of September 27, 1996, 9,288,716 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of definitive proxy statement to be filed not later than

                               October 30, 1996

                                      PART

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

Nursing Homes

         At June 30, 1996, the Company was operating or managing seven nursing homes with approximately 1,100 beds. Typically, the Company provides lodging, meals and nursing assistance to residents of its nursing homes for a per diem charge and provides limited additional treatment for additional charges.

         The following table provides information about the nursing homes the Company was operating (as owner or as lessee) or managing at June 30, 1996:

                                                     Average Occupancy Percentage
                                     -----------------------------------------------------------
                                                                    Six months         Year
                                     Number                           ended            ended
         Location                    of Beds    1993      1994    June 30, 1995    June 30, 1996
         --------                    -------   ------    ------   -------------    -------------
Nursing Homes Being Operated:
Atlantic City, NJ                      104       90%       97%          95%             97%
Cedar Grove, NJ                        180       96%       96%          96%             95%
Cape May Courthouse, NJ                116       96%       98%          97%             97%
Philadelphia, PA                       135       91%       93%          92%             95%
West Orange, NJ                        131       81%       78%          92%             94%
West Palm Beach, FL                    191       95%       92%          91%             74%
Nursing Homes Being Managed:

Norwood, NJ (Heritage)
   Skilled                             180       99%       98%          98%             98%
   Residential Care                     70      100%      100%         100%            100%

         As of June 30, 1996, the Company owned the nursing homes in Atlantic City, Philadelphia, Cedar Grove, West Orange and West Palm Beach and the real property of the long term and residential care facility located in Norwood, New Jersey (the "Heritage Facility"). The Company leases the nursing home in Cape May Courthouse.

         The Company leases the Heritage Facility to the owner of the facility, Senior Care Foundation, Inc. ("SCF"), a not for profit corporation, for twenty-five years at a rental of $2.4 million per year. The Company manages the Heritage Facility and receives a management fee of 5% of the gross revenues of the Heritage Facility (after the payment of rent to the Company). The operations of SCF are included in the consolidated financial statements from October 31, 1995 which was when the Company purchased the real property of the Heritage facility.

         The occupancy percentage for the West Palm Beach, Florida nursing home was impacted by a moratorium on admissions imposed in December 1995 as a result of state survey deficiencies. The state resurveyed the facility and the moratorium was lifted (opening the facility to admissions) in May 1996. Although the facility had been reopened to admissions, because certain deficiencies had remained uncorrected for more than six months, applicable regulations require a recommendation of termination of Medicare and Medicaid participation. Although such a recommendation was made by the state agency, notice of such termination has not yet been received. Regulatory practice permits the facility to demonstrate that it has achieved substantial compliance prior to any proposed termination taking effect.

         In May 1996, the Company closed its nursing home in Pine
Brook, New Jersey and sold the assets of that nursing home, other than the land and buildings and certain current assets, to another health care provider for $2.4 million. The Company plans to develop an assisted living facility on the Pine Brook site.

         The Company has obtained site plan approval to eventually subdivide acreage at the Norwood facility. The Company plans to utilize this acreage to build a 120-unit assisted living facility, if financing becomes available.

         The Company is a 15% limited partner in a partnership which, in 1987, purchased a property in Teaneck, New Jersey from the Company and constructed a 224-bed congregate care facility (i.e., a facility on which medical and nursing services are available if needed, but are not provided on a regular basis) on the property. The Company receives a fee from the partnership equal to 1% of its revenues, although it is not required to render significant services to the partnership. During 1996, the fees from the partnership totalled $87,212.

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

         Since 1993, the Company has focused on selling products and services through managed health care providers. During 1996, the Company entered into new agreements to provide infusion therapy to members of 19 health maintenance organizations, increasing the total number with which the Company has agreements to 52 managed care companies with approximately 15 million members. The Company's marketing efforts directed at managed care companies resulted in a 38% increase in the number of home infusion patients serviced and a 42% increase in home infusion revenues as of June 1996 compared to June 1995. The agreements with managed care companies are generally on a per diem basis and typically provide that the Company is one, but not the only, provider of infusion therapy, and in some cases other products, to members of the plans.

         In 1994, Infu-Tech entered into a one-year renewable non-exclusive distribution agreement with Genzyme Corporation for Ceredase(R) enzyme and Cerezyme(TM), which are the only products approved by the FDA as therapy for patients with Gaucher's disease. Genzyme estimates that there are between 2,000 and 2,500 Gaucher patients in the United States who require treatment with these drugs.

Cost of the therapy normally ranges from approximately $150,000 to $250,000 per year per patient. Because of this high cost, the Company's percentage mark-up is relatively small.

         The following table sets forth the percentages of Infu-Tech's revenues, by service unit, from the various therapies, products and services.

                                   Year ended                      Six months ended                     Year ended
                                December 31, 1994                    June 30, 1995                     June 30, 1996
                       ---------------------------------- ---------------------------------- --------------------------------
                       Intravenous  Contract     Total    Intravenous  Contract     Total    Intravenous  Contract    Total
                         Infusion   Services   Revenues    Infusion    Services   Revenues    Infusion    Services   Revenues
                       -----------  --------   --------   -----------  --------   --------   -----------  --------   --------
Enteral Nutrition          5%          65%       33%             4%        68%         24%          3%        72%        20%
Antibiotic                38%            -       20%            32%          -         22%         30%          -        23%
TPN                       11%            -        6%             7%          -          5%          7%          -         5%
Orthotics                   -           6%        3%              -         3%          1%           -         1%          -
Immune Globulin           11%            -        6%             9%          -          6%          8%          -         6%
Ceredase/Cerezyme         10%            -        5%            26%          -         18%         27%          -        20%
Wound Care                  -           8%        4%              -         8%          2%           -         2%         1%
Other                     25%          21%       23%            22%        21%         22%         25%        25%        25%

                       -----------  --------   --------   -----------  --------   --------   -----------  --------   --------
                         100%         100%      100%           100%       100%        100%        100%       100%       100%
                       ===========  ========  =========   ===========  ========   ========   ===========  ========   ========

Intravenous Infusion Therapy

         Intravenous infusion therapy principally involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes, in Infu-Tech ambulatory suites, or in Infu-Tech credentialed subacute facilities, often as a continuation of treatment initiated in the hospital. The national non-hospital infusion therapy market has grown to over $4 billion since its inception approximately 16 years ago. The Company believes the primary factors contributing to the rapid growth of the non-hospital infusion therapy market have been health care cost containment pressures, incentives by third party payors to use home care, rapid growth of the elderly population and increased acceptance of home infusion therapy by the medical community and patients. Additionally, the number of therapies that can be administered safely outside the hospital has increased significantly in recent years because of technological innovations such as more sophisticated portable infusion control devices, implantable injection ports, new vascular access devices and advances in drug therapy. Consequently, more infections and diseases that would otherwise have required patients to be hospitalized are now considered treatable without hospitalization.

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

         Throughout the course of treatment, all prescribed drugs and solutions are delivered directly to the patient's home or to an Infu-Tech credentialed subacute care facility. In approximately 90% of the cases, Infu-Tech's own pharmacies provide the prescribed drugs, solutions and supplies. Due to geography, patients who cannot be adequately serviced through an Infu-Tech-owned pharmacy are covered by one of six satellite pharmacies. Infu-Tech maintains contact with the patient and the patient's physician in order to monitor and, when directed by the physician, refine the patient's plan of care. Infu-Tech's nursing and pharmacy services are available on-call 24 hours a day for consultation, home visits and special prescription needs.

         A registered nurse clinical-coordinator follows each case and monitors the therapy with the patient, the nurses assigned to the case and the patient's physician. Billing information is coordinated at a central billing department which bills the appropriate payor, in most cases, private insurance companies, and tracks payments.

         During 1994, Infu-Tech began also to provide infusion therapy services in ambulatory infusion suites attached to its pharmacies, where patients receive infusion therapy on an out-patient basis. In addition, Infu-Tech began arranging with nursing homes and other subacute care facilities to have patients admitted on a short term basis to receive infusion and other subacute therapies.

Contract Services

         Since late 1990, the Contract Services unit has expanded the number of products it offers to nursing homes and other health care institutions, and it expects to offer additional products, embodying advances in health care technology, in the future. On the other hand, changes in reimbursement regulations or interpretations has led the Contract Services unit to reduce sales of products in the past and may do so in the future.

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

Other Activities

          A wholly owned subsidiary of the Company has a non-exclusive distribution agreement with Eli Lilly Export S.A. to market, sell and distribute Lilly's pharmaceuticals in Russia. The agreement expires December 31, 1996 and the Company is negotiating a new agreement. By June 30, 1996 the Company had total sales of $1,118 under its arrangement with Lilly.

Reimbursement For Services

         The Company estimates that approximately 70% of the revenues of the seven nursing homes the Company operates were third-party reimbursements from Medicare and Medicaid. Governmental reimbursement for nursing home care is at cost-based per diem rates.

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

         Most of Infu-Tech's contract services revenues result from Medicare reimbursement. Infu-Tech has more than thirteen years' experience in billing Medicare. It believes this experience provides it with an advantage over some of its competitors. Medicare provides reimbursement for 80% of the amounts shown on fee schedules it has developed. The remaining 20% co-insurance portion is not paid by Medicare, although in most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients. In other cases, Infu-Tech bills other third party payors or patients responsible for co-insurance reimbursement. Infu-Tech often has difficulty collecting the 20% co-insurance portion of charges for Medicare-eligible items, particularly when there is no third party reimbursement and these sums must be collected directly from patients. Inability to collect the 20% co-insurance portion of bills is the principal reason for Infu-Tech's provision for uncollectible accounts.

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

         The following table details the sources of payments to Infu-Tech during the twelve months ended June 30, 1996:

                           Home                Contract               Total
                         Infusion              Services             Revenues
                         --------              --------             --------
         Medicare             5%                   82%                  23%
         Private Pay         93%                   18%                  75%
         Medicaid             2%                   -                     2%
                           -----                ------                -----
                            100%                  100%                 100%
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

         Infu-Tech's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. Infu-Tech's products and services are marketed through its sales force and clinicians. Infu-Tech's sales force is responsible for establishing and maintaining referral sources. At June 30, 1996, the sales force included approximately nine full time sales employees and approximately six sales and service representatives, who report to their respective regional managers. Sales employees receive a base salary plus commissions based on revenues. Infu-Tech conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist them in targeting and developing new revenue sources.

         The "Infu-Tech" trademark is registered and is established in the areas in which Infu-Tech does business.

Suppliers


         The Company purchases drugs and other materials and leases equipment from many suppliers. The Company has not experienced difficulty in purchasing supplies or leasing equipment. The Company believes there are alternative sources for virtually all the supplies and equipment it requires, other than Ceredase(R) enzyme and Cerezyme(TM), which are only available from one supplier, Genzyme Corporation.


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

Executive Officers of the Company

         The following is a list of the executive officers of the Company as of September 27, 1996, together with a brief description of the business experience of the last five years of the officers who are not directors. A brief description of the business experience of officers who are directors is included in Item 10, "Directors."

Name                                      Office                       Age
----                                      ------                       ---
Jack Rosen             Chairman, President and Director                 50
Joseph Rosen           Vice President, Assistant Secretary and          45
                       Director
Israel Ingberman       Secretary, Treasurer and Director                50
Benjamin Geizhals      Vice President, Assistant Secretary and          47

                       General Counsel
S. Colin Neill         Vice President, Chief Financial Officer          50
Richard S. Gordon      Executive Vice President                         39

         Benjamin Geizhals joined the Company in September 1987 as Vice President and General Counsel. Since the former Chief Financial Officer left the Company in October 1995, Mr. Geizhals has performed on an interim basis some of the functions of the Chief Financial Officer.

         S. Colin Neill has been Vice President and Chief Financial Officer of the Company and Infu-Tech since July 1996. Prior to that Mr. Neill was Acting Vice President/Finance, Secretary, Treasurer and Chief Financial Officer of Pharmos Corporation, a publicly traded biopharmaceutical company from March 1995 to July 1996. Prior to joining Pharmos, Mr. Neill worked as a financial consultant. From October 1992 until December 1993, Mr. Neill was Vice President - Finance of BTR, Inc., a British diversified manufacturing company. From January 1991 to October 1992, he worked as a financial consultant. From 1986 through January 1991, Mr. Neill served as Vice President - Financial Services of BOC Group, Inc., a British industrial gases and health care company. He is a certified public accountant and worked at Arthur Andersen & Co. for four years followed by eight years with Price Waterhouse.

         Richard S. Gordon has been employed by Infu-Tech since March 1994 as an Executive Vice President and became an Executive Vice President of the Company in August 1994. From 1989 until 1994, he served as Director of Policy and Planning for Governor Evan Bayh of Indiana, focusing on healthcare, telecommunications, education and economic development planning.

Employees

         At June 30, 1996, the Company had approximately 128 full-time management, marketing, technical-professional and clerical personnel, including Infu-Tech's approximately 113 employees. The Company's seven nursing homes were staffed by approximately 178 full-time management, marketing, technical-professional and clerical personnel, approximately 220 registered or practical nurses and 600 other people, for a total of approximately 1,000 people, all of whom were obtained through an employee leasing organization. Five of the Company's nursing homes have collective bargaining agreements and two are negotiating new agreements (one an initial collective bargaining agreement and one for a renewal). The Company believes its relations with its employees are generally satisfactory.


         As of June 30, 1996, Infu-Tech had approximately 113 employees. Of these employees, four were in executive capacities (in addition to executives of CHA who rendered services to Infu-Tech), approximately 15 were in sales or service capacities, approximately 70 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. Infu-Tech's employees are not currently represented by a labor union or other labor organization. Infu-Tech believes that its employee relations are good.

Item 2.  Description of Properties.

         As of June 30, 1996, the Company owned the nursing homes in Atlantic City, Philadelphia, Cedar Grove, West Orange and West Palm Beach and the real property of the long term and residential care facility located in Norwood, New Jersey (The "Heritage Facility"). (See Item 1, "Business--Nursing Homes.") The Company leases the nursing home in Cape May Courthouse.

         The Company maintains corporate offices in Englewood Cliffs, New Jersey and it leases six branch offices for Infu-Tech's branch operations. Offices provide a home base for salespeople, clinicians and administrative and technical personnel, as well as storage for excess equipment and supplies. In addition, Infu-Tech maintains a central pharmacy and a warehouse in Moonachie, New Jersey and pharmacies and ambulatory infusion suites in Memphis, Tennessee, Boston, Massachusetts and Philadelphia, Pennsylvania. The lease payments for the six branch offices, the central pharmacy, the Memphis, Boston and Philadelphia pharmacies, the infusion suites and the warehouse total $20,912 per month, payable to unrelated parties. The Company pays rent of $27,185 per month for corporate office space to an entity owned by the principal stockholders of CHA, one of whom is the Company's Chairman of the Board and President. The Company believes that this rent is at or below the market rate for comparable space in the area. In communities which cannot be serviced from an Infu-Tech office, staffing and administration is handled by a representative residing in the area. The Company believes its facilities are adequate for its current needs.


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

         No matters were submitted to a vote of security holders during 1996.

                                    PART II

Item 5.  Market for the Registrant's Common
         Stock and Related Security Holder Matters.

         The Common Stock is traded in the over-the-counter market and is included on NASDAQ's OTC Bulletin Board Service, but is not listed on an exchange or included in a system which reports actual purchase and sale transactions. According to National Quotation Bureau, Inc., the high bid and low bid prices of the Common Stock in the over-the-counter market during each calendar quarter during 1994 and 1995, and through June 30, 1996 were as follows:

                                          High                 Low
                                           Bid                 Bid
              1994:
              First Quarter               1 15/16              3/8
              Second Quarter              1 1/2                1/2
              Third Quarter               1 1/32               1/2
              Fourth Quarter              1 1/2                1/2

              1995:
              First Quarter               1 3/8                1/2
              Second Quarter              1 1/4                1/2
              Third Quarter               1 7/16               1/2
              Fourth Quarter              1 1/2                1 1/16

              1996:
              First Quarter               1 9/16               1 1/16
              Second Quarter              3 1/16               1


         The Company has not declared any cash dividends on its Common Stock since the Common Stock was initially sold to the public in 1983, and the Company has no current plans to declare any dividends on its Common Stock.

         Dividends on the Company's 5% Exchangeable Preferred Stock are cumulative and are payable semi-annually on January 27 and July 27 at the rate of $5 per share per year, when and as declared by the Company's Board of Directors. Although covenants relating to the 141/8% Subordinated Debentures limited the Company's ability to pay dividends, that limitation was waived as to the dividend paid on January 27, 1994 and the covenant was amended to permit the Company to pay dividends, not exceeding $70,000 in any year, with regard to the 5% Exchangeable Preferred Stock. The dividends on the 13,884 outstanding shares of 5% Exchangeable Preferred Stock total less than $70,000 per year. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits. At June 30, 1996, the Company had a surplus of

$2,196 and during the twelve months ended June 30, 1996, it had a net income of $786.

         In August 1996, the Company made an offer to exchange shares of a new 11% Convertible Preferred Stock for its outstanding 141/8% Subordinated Debentures due September 1, 1996. For each $1,000 face amount of debentures exchanged, the holder would receive one share of 11% Convertible Preferred Stock: with a liquidation preferance of $1,000; convertible until September 1, 1999 to common stock which has a market value of $1,100, and after September 1, 1999, a market value of $1,000; entitled to annual dividends of $110. The Company has deposited in escrow with the Debenture Trustee, funds sufficient to pay redemption of all outstanding debentures (assuming that no debentures were exchanged) plus interest. Because of this escrow deposit, the debentures are not in default although due on September 1, 1996. The Exchange Offer expires on October 4, 1996.

         At June 27, 1996 there were 385 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data.

         The following table sets forth selected financial data of the Company and should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1996, the six months ended June 30, 1995 and for each of the three years in the periods ended December 31, 1994 and 1993 and the related notes included elsewhere in this Report:

                                                           Six months
                                             Year ended       ended                  Year Ended December 31,
INCOME STATEMENT DATA                       June 30, 1996 June 30, 1995         1994          1993          1992
                                            ------------- -------------        ---------------------------------
                                                                            (in thousands, except per share amounts)
Revenues                                   $   69,880       $  28,724       $   54,378     $  61,270    $   60,364
                                           ----------       ---------       ----------     ---------    ----------
Income (loss) from operations                   4,116            (924)            (917)        1,647         1,818

Gain on sale of common stock of subsidiary         --              --               --            --         4,871
Interest and dividend income                      221             183               98           184           134
Interest and other financing costs             (4,044)           (632)          (1,481)       (3,082)       (4,460)
Other income, net                                 550             458              877         1,268         1,071
Minority interest                                (494)            353              375          (194)           --
                                           ----------       ---------       ----------     ---------    ----------

Income (loss) from continuing
  operations before income taxes                  349            (562)          (1,048)         (177)        3,434
Provision (benefit) for income taxes              270              --             (341)         (385)        1,750
                                           ----------       ---------       ----------     ---------    ----------

Income (loss) from continuing operations           79            (562)            (707)          208         1,684
Discontinued operations(a):
  Income (loss) from operations                    --              --               --            --            --
  Gain on disposal                                 --              --               --            --           150
                                           ----------       ---------       ----------     ---------    ----------
Income (loss) before extraordinary items           79            (562)            (707)          208         1,834
Extraordinary items (b)                           777              --            1,058           548         1,708
Cumulative effect of accounting change             --              --               --           973            --
                                           ----------       ---------       ----------     ---------    ----------

Net income (loss)                                 856            (562)             351         1,729         3,542
Preferred dividends                               (70)            (35)             (69)           --            --
                                           ----------       ---------       ----------     ---------    ----------

    Net income (loss) available to common
      shareholders                         $      786       $    (597)      $      282     $   1,729    $    3,542
                                           ==========       =========       ==========     ========     ==========
Earnings (loss) per share:
  Continuing operations                    $      .00       $    (.08)      $     (.09)    $     .04    $      .34
  Discontinued operations                          --              --               --            --           .03
  Extraordinary items                             .09              --              .13           .10           .34
  Cumulative effect of
     accounting change                            --               --               --           .19            --
                                           ----------       ---------       ----------     ---------    ----------

  Net income (loss) available to common
     shareholders                          $      .09       $    (.08)      $      .04     $     .33    $      .71
                                           ==========       =========       ==========     ========     ==========


                                                As of          As of                    As of December 31,
BALANCE SHEET DATA                          June 30, 1996 June 30, 1995         1994          1993          1992
                                            ------------- -------------        ---------------------------------
                                                                                         (in thousands)
Working capital (deficit)                  $       45       $  (6,060)      $   (4,392)    $ (13,586)   $  (30,814)
Total assets                                   75,572          29,675           30,485        46,194        46,700
Total liabilities and deferred income          67,847          28,119           27,980        43,755        52,773
Minority interest                               2,029           1,524            1,877         2,326         1,687
Manditorily redeemable preferred stock          3,500              --               --            --            --
Stockholders' equity (deficit)                  2,196              32              628           113        (7,760)


--------------
(a) Represents operations of the Home Health Care Division which was sold in June 1990 (net of income taxes).

(b) Represents net gains on extinguishment of Company debt (net of income taxes) in 1991, 1993, 1994 and 1996 and utilization of tax loss carryforward in 1992. Also includes gain on disposal of assets of a longterm care facility in Pine Brook, NJ.

Item .   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations

Twelve Months Ended June 30, 1996 Compared with (Unaudited) Twelve Months Ended June 30, 1995

         Total revenues were $13,836,000, or 25% higher for fiscal year 1996 compared to fiscal year 1995 in part because of revenues of $7,444,000 pertaining to the Heritage Facility (which was acquired on October 31, 1995) for the eight month period from November 1, 1995 to June 30, 1996. Revenues were reduced by $1,103,000, offset by a reduction of expenses of approximately $517,000, in the third and fourth quarters attributable to suspension of admissions at one of the Company's nursing homes from December 1995 to May 1996.

         Nursing home services revenues increased by $8,075,000, or 22%. Excluding revenues pertaining to the Heritage Facility, nursing home services revenues increased by $631,000 or 2%.

         Infusion therapy and other medical services revenues increased by $5,761,000, or 29%, from $19,679,000 in 1995 to
$25,440,000 in 1996, primarily due to a $5,482,000, or 42%, increase in home infusion division revenues which was caused by a 38% increase in the number of patients serviced with improved pricing.

         Personnel costs increased by $6,761,000, or 24%. Excluding the Heritage Facility, personnel costs increased by $3,293,000, or 11%, primarily attributed to normal cost of living increases, use of Company personnel to perform some services previously performed by outside consultants and higher state mandated respiratory therapy costs.

         Costs of medical and nutritional products sold to patients and other customers increased by $2,857,000, or 31%, from $9,144,000 in 1995 to $12,001,000 in 1996. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs was 46% in 1995 and 47% in 1996.

         Health care and lodging expenses, which are incurred in

connection with nursing home services, decreased by $2,400,000 or 22% due to a $1,975,000 decrease of rent expense as a result of the acquisition of nursing homes which were previously leased, offset by expenses of the Heritage facility. Excluding the Heritage Facility, health care and lodging expenses decreased by $3,730,000, or 34%.

         Selling, general and administrative costs increased by $647,000, or 10%. Excluding the Heritage Facility, selling, general and administrative costs increased by $317,000, or 5%, primarily attributed to increases in distribution costs incurred to support the 38% increase in home infusion patients serviced and increased legal expenses.

         The provision for uncollectible accounts was 2% of revenues in 1996 and 3% of revenues in 1995.

         As a result of the acquisition of four facilities in the October 31, 1995 refinancing, depreciation and amortization expenses increased by $844,000 and interest and other financing costs increased by $2,851,000.

         Other income of $550,000 in 1996 consisted of amortization of deferred income of $543,000, an unrealized foreign currency translation gain of $130,000, which were offset by miscellaneous expenses. Other income of $995,000 in 1995 consisted of amortization of deferred income of $866,000, $188,000 of income resulting from an adjustment to accruals related to the deconsolidation of the Heritage facility, offset by a foreign currency translation loss of $402,000.

         Minority interest in profit of subsidiary of $494,000 in 1996 and minority interest in loss of subsidiary of $538,000 in 1995 represents the portion of the net income or loss of Infu-Tech allocable to minority stockholders.

         The provision for income taxes in 1996 reflects use of a portion of the Company's net operating loss carryforwards.

         In May 1996, the Company closed one of its nursing homes and sold its assets (excluding land, building and certain current assets). The extraordinary gain recorded was $693,000.

         The preferred stock dividend related to 5% exchangeable preferred stock. Dividends on subsidiaries preferred stock issued as part of the October 31, 1995 refinancing are accounted for under interest and financing costs.

         The net income available to common shareholders in 1996 was

$786,000 or 9 cents per share compared to a net loss applicable to common shareholders in 1995 of $1,027,000 or 13 cents per share. The net income available to common shareholders in 1996 was due to extraordinary gains, principally a gain on closing a nursing home and sale of certain of its assets.


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

         Infusion therapy and other medical services revenues increased by $3,483,000, or 50%, primarily due to a $3,800,000, or 110%, increase in home infusion division revenues. This increase is partially attributed to a 75% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company's beginning to provide in early 1994 Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") to patients with Gaucher's disease. Sales of Ceredase(R) in the 1995 period were $1,945,000, compared to $175,000 in the same period of 1994. Ceredase(R) is a very high priced drug therapy (approximately

$20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage.

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

         The 1995 loss was $562,000 ($.08 per share) compared to the same period prior year loss before extraordinary gains of $165,000 ($.02 per share). The extraordinary gains of $1,058,000 in the same period of 1994 represented the amounts by which bank loans were satisfied for less than their principal amounts, net of transaction costs and income taxes.

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

         Infusion therapy and other medical services revenues decreased by $717,000, or 4%. The decrease was the result principally of major declines in revenues from orthotic products and enteral therapy, partially offset by increases in home infusion revenues, including revenues from infusion therapy to patients with Gaucher's disease. Orthotic product revenues declined by $2,429,000, or 85%, due to changes in Medicare reimbursement determinations, effective January 1, 1994, which made certain orthotic products no longer eligible for reimbursement under Medicare. In addition, contract services enteral therapy revenues declined $1,471,000, or 23%, due to a continuation of a several year decrease in enteral patients, which is primarily attributed to an increasing number of nursing home operators providing enteral therapy services themselves. Home infusion division revenues increased $2,162,000, or 32%, primarily attributed to a 40% increase in the number of patients serviced. Most of the additional home infusion patients were obtained through successful marketing efforts directed at managed care companies. These patients are normally serviced under agreements with significant price discounts or under other arrangements which substantially reduce prices. The increase in home infusion revenues was also affected by the Company's beginning in 1994 to provide Ceredase(R) enzyme and Cerezyme(TM) infusion therapy ("Ceredase(R)") to patients with Gaucher's disease. Sales of Ceredase(R) in 1994 were approximately $880,000. Ceredase(R) is a very high priced drug therapy (approximately $20,000 per month per patient), but due to its high product cost per revenue dollar, it has a very low gross profit margin percentage. In addition, 1994 revenues included approximately $523,000 related to ostomy irrigation sets which were sold in 1992, which were not recorded as revenues at that time due to the uncertainty of reimbursement.

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

         Costs of medical and nutritional products sold to patients and other customers increased by $127,000, or 2%. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 39% in 1993 to 41% in 1994, and excluding the aforementioned ostomy revenue recognized in 1994, costs increased to 43%. The increase in costs as a percentage of sales is primarily attributed to the lower home infusion pricing and the low profit margin Ceredase(R) sales discussed above.

         Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $1,260,000, or 10%. Excluding the Heritage Facility in both years, health care and lodging expenses increased by $355,000, or 3%, primarily attributed to general cost increases.

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

Liquidity and Capital Resources

         At June 30, 1996, the Company had stockholders' equity of $2,196,000 and total liabilities of $71,347,000. The total liabilities at June 30, 1996 included debt of $54,057,000, which included SFr 830,000 (approximately $662,000) principal amount of 6% Swiss franc denominated convertible bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $494,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998; $272,000 principal amount of a secured loan ("Secured Loan") due November 1997; $1,200,000 principal amount of 141/8% subordinated debentures due September 1996 (the "Subordinated Debentures"); $1,213,000 principal amount of 8% notes due 1999; and $3,400,000 principal amount of 6% notes due 2003.

         In August 1996, the Company made an offer to exchange shares of a new 11% Convertible Preferred Stock for all its remaining 141/8% Subordinated Debentures due September 1, 1996. For each $1,000 face amount of debentures exchanged, the holder would receive one share of 11% Convertible Preferred Stock; with a liquidation preference of $1,000; convertible until September 1, 1999 to common stock which has a market value of $1,100, and after September 1, 1999, a market value of $1,000; entitled to annual dividends of $110. The Company has deposited in escrow with the Debenture Trustee, funds sufficient to pay redemption of all outstanding debentures plus interest. Because of this escrow deposit, the debentures are not in default although due on September 1, 1996. The Exchange Offer expires on October 4, 1996.

         On October 31, 1995, the Company made a 15 year borrowing of $41.0 million secured by mortgages on four of the Company's nursing homes and a five year borrowing of $1.5 million secured by 8 acres of land in West Orange, New Jersey. In addition, four subsidiaries of the Company sold preferred stock for a total of $3.5 million. The $46.0 million proceeds of those transactions were used to purchase the four nursing homes which secure the $41.0 million borrowing (three of which previously had been operated by the Company under leases and the fourth of which the Company had sold in 1990 and managed under a management contract since then) and to repay $301,000, and extend the balance of a $601,000 secured note which would have matured in December 1995. At the same time, the Company converted $1,476,000 of trade payables into a three year note. The current portion of the total borrowings issued on October 31, 1995 totals $1.2 million.

         When the Bonds matured on June 27, 1995, SFr 2,900,000 (approximately $2,525,000) principal amount, together with accrued interest of SFr 174,000 (approximately $152,000), was outstanding. Between June 30, 1995 and June 30, 1996, the Company acquired SFr 2,070,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,028,170 and $315,000 plus a SFr 619,500 note maturing in June 1998.

         The Company's cash and cash equivalents balance increased from $546,000 at June 30, 1995 to $2,900,000 at June 30, 1996.
Included in the June 30, 1996 balance is $691,000 held by Infu-Tech. Of the remaining cash of $2,209,000 held by the Company, $1,033,000 is held in escrow. In connection with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from lending money to (or borrowing money from) the remainder of the Company.

         The Company in total used $6,025,000 of cash in operating activities primarily due to an increase accounts receivable of

$5,349,000, an increase in other assets of $2,755,000, a decrease in accounts payable of $2,174,000 offset by an increase in other current liabilities of $1,717,000 and net income of $856,000. Of the $5,349,000 increase in accounts receivable, $2,835,000 is attributable to Infu-Tech. At June 30, 1996, the balance in net accounts receivable for Infu-Tech was 57% higher than the balance at June 30, 1995. Infu-Tech's overall outstanding net accounts receivable has increased from 59 days' sales at June 30, 1995 to 84 days' sales at June 30, 1996, primarily as a result of a slow-down in payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims. As a result, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected. This is an industry-wide problem and Infu-Tech believes that claims processing will improve and the days' sales outstanding of accounts receivable will decrease as these problems are resolved. The increase in accounts receivable attributable to the nursing home division was due to an accrual of retroactive Medicare payments resulting from anticipated rate adjustments. The Company (excluding Infu-Tech) used $6,248,000 of cash in operating activities.

The Company has no arrangements under which it can make borrowings. At June 30, 1996, the Company had working capital of $45,000. Excluding Infu-Tech, which had working capital of $4,696,000, the Company's working capital was a deficit of $4,651,000. Further, at June 30, 1996, Infu-Tech's cash and cash equivalents of $691,000 were $145,000 less than the balance of $546,000 at June 30,1995 and its accounts payable of $2,779,000 were, as discussed above, $437,000 higher than the $2,342,000 at June 30, 1995. During 1996, the Company invested a net of $45,007,000 in property, plant and equipment, consisting mostly of the nursing home facilities purchased as a result of the October 31, 1995 financing and nursing home facility improvements.

         During the twelve months ended June 30, 1996, the Company repaid $1,063,000 of short-term borrowings and $643,000 of long-term borrowings and paid preferred dividends of $70,000.

         At June 30, 1996, the Company had approximately $3.3 million of debt due in 1997 (consisting primarily of the outstanding Bonds, which had already matured, $1.2 million of Subordinated Debentures due in September and debt relating to the Nomura financing. In November 1996, the Company will begin to make mandatory redemption payments of its Preferred Stock of $73,000 per month.

         The Company does not have any material commitments for capital expenditures.


         The Company believes that it will be able to generate sufficient funds to meet ongoing obligations from operating cash flow or the realization of assets into cash.

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

           4(c) Indenture dated as of September 4, 1986 relating to 14-1/8%
                Subordinated Debentures due 1996. (3)

           4(d) Supplemental Indenture No. 1 dated as of September 27, 1991.
                (10)

          10(a) Agreement dated July 20, 1987 among Continental Teaneck Realty
                Inc., Forest City Residential Development Inc. and the Company. (4)

          1O(b) Certificate and Articles of Limited Partnership of CR Teaneck
                Limited Partnership. (4)

          lO(c) Lease dated November 28, 1988 between Midlantic National Bank,
                Trustee, and Pompton Avenue Associates Inc. (5)

          10(d) Lease dated November 28, 1988 between Midlantic National Bank,
                Trustee, and Jayber, Inc. (5)

          10(e) Lease dated December 28, 1988 between Midlantic National Bank
                & Trust Company/Florida, Trustee, and P.V.M. Associates,
                Inc. (5)


          lO(f) 1989 Key Employees and Key Personnel Stock Option Plan. (6) lO(g) lndenture dated September l, 1993 between the Company and
                American Stock Transfer & Trust Company. (7)

          10(h) Debenture Purchase Agreement dated September 7, 1993 between the Company and USLIFE Income Fund, Inc. (7)

          10(i) Debenture Purchase Agreement dated September 7, 1993 between the Company and The United States Life Insurance Company in the City of New York. (7)

          lO(j) Option Agreement dated October 13, 1993 between the Company and
                Carl D. Glickman. (7)

          10(k) Bond Purchase Agreement dated October 27, 1993 among the
                Company, Andrew J. McLaughlin, Jr. and Gerald T. McLaughlin. (7)

          10(1) Debenture Purchase Agreement dated October 27, 1993 among the
                Company, Andrew J McLaughlin and Gerald T. McLaughlin. (7)

          10(m) Restatement Modification and Extension of Loan Agreement and
                Note dated as of July 13, 1993 between Barclays Bank, N.A. and the Company. (7)

          10(n) Mutual Release dated March 16, 1994 between Barclays Bank,
                N.A, the Company, Senior Care Foundation and the Company's Subsidiaries. (8)

          10(o) Unconditional and Continuing Guaranty dated as of March 16,
                1994 from the Company and Continental Norwood, Inc. to Health Care REIT, Inc. (8)

          lO(p) Mortgage Note dated March 16, 1994 from Senior Care Foundation to Continental Norwood Holdings, Inc. (8)

          lO(q) Mortgage dated March 16, 1994 from Senior Care of Continental
                Norwood Holdings, Inc. (8)

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

          10(s) Management Agreement dated as of January 1, 1994 between
                Senior Care Foundation and Continental Norwood, Inc. (8)

          10(t) Distribution Agreement between Infu-Tech Inc. and Genzyme
                Corporation dated November 11, 1994.


          11    Calculation of Earnings Per Share.

          13 1994 Annual Report to Stockholders--to be furnished by amendment--that report, except for any portions which are expressly incorporated by reference in this filing, is not to be deemed "filed" as part of this filing.

        21      List of Subsidiaries.

(b)     Reports on Form 8-K filed during the quarter ended December 31, 1994.

        None.

(c)     The exhibits to this Report are listed in Item 14(a)3.

(d) The financial statement schedule required by Regulation S-X which is excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1) is listed in Item 14(a)(2)

                                   FOOTNOTES

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

                              CONTINENTAL HEALTH
                               AFFILIATES, INC.

--------------------------------------------------------------------------------



                       CONSOLIDATED FINANCIAL STATEMENTS


               June 30, 1996 and 1995 and December 31, 1994 and
                    1993 (With Independent Auditors' Report
                                   Thereon)

                      CONTINENTAL HEALTH AFFILIATES, INC.
                               AND SUBSIDIARIES

                Index to Consolidated Financial Statements and
                         Financial Statement Schedules

--------------------------------------------------------------------------------

                                                                                                                     Page
                                                                                                                     ----
 (1) FINANCIAL STATEMENTS:


Independent Auditors' Report ......................................................................................  F - 1

Consolidated Financial Statements:
  Balance Sheets:
    June 30, 1996 and 1995 ........................................................................................  F - 2

  Statements of Operations:
    Year ended June 30, 1996, Six-month period ended June 30, 1995,
      Years ended December 31, 1994 and 1993 ......................................................................  F - 3

      Years ended June 30, 1996 and unaudited 1995 ................................................................  F - 4

  Statements of Stockholders' Equity:
    Year ended June 30, 1996, Six-month period ended June 30, 1995,
      Years ended December 31, 1994 and 1993  .....................................................................  F - 5

  Statements of Cash Flows:
    Year ended June 30, 1996, Six-month period ended June 30, 1995
      Years ended December 31, 1994 and 1993 ......................................................................  F - 6

  Notes to Consolidated Financial Statements ......................................................................  F - 7


 (2) FINANCIAL STATEMENT SCHEDULE:


  II   - Valuation and Qualifying Accounts .......................................................................   S - 1


Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
Continental Health Affiliates, Inc.:


     We have audited the consolidated financial statements of Continental Health Affiliates, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Health Affiliates, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the year ended June 30, 1996, the six-month period ended June 30, 1995 and each of the years in the two year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

     As discussed in note 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


                                           KPMG Peat Marwick LLP

New York, New York
September 27, 1996

CONTINENTAL HEALTH AFFILIATES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
========================================================================================================
                                                                                          June 30,
                                                                                  ----------------------
                                              Assets                                1996          1995
                                              ------                              --------      --------
Current assets:
                Cash and cash equivalents                                           $2,900          $546
                Patients' funds                                                        184           200
                Accounts receivable, net of allowances for uncollectible
                   accounts of $4,193 and $3,712                                    10,177         6,038
                Inventories                                                          1,996         1,686
                Deferred income taxes                                                  822           849
                Prepaid expenses and other current assets                            1,151         1,116
                                                                                  --------      --------
                                   Total current assets                             17,230        10,435

Property and equipment, at cost, net of accumulated depreciation
                and amortization of $4,363 and $3,875                               54,453         9,934
Mortgage note receivable                                                                           7,399
Goodwill, net of accumulated amortization of $601                                                    339
Deferred income taxes                                                                   52           220
Other assets                                                                         3,837         1,348
                                                                                  --------      --------
                                   Total assets                                    $75,572       $29,675
                                                                                  ========      ========

                               Liabilities and Stockholders' Equity
                               ------------------------------------
Current liabilities:
                Short-term borrowings                                                 $128         $
                Current portion of long-term debt                                    3,355         3,424
                Accounts payable                                                     7,913         8,660
                Other current liabilities                                            5,789         4,411
                                                                                  --------      --------
                                   Total current liabilities                        17,185        16,495

Long-term debt, net of current portion                                              50,574        10,766
Deferred income                                                                         72           615
Other liabilities                                                                       16           243

Minority interest in subsidiary                                                      2,029         1,524

Manditorily redeemable preferred stock (includes $584 current portion)               3,500

Commitments and contingencies

Stockholders' equity:
                Preferred stock, $.02 par value; $100 liquidation preference;
                   1,000,000 shares authorized; 13,884 shares outstanding                1             1
                Common stock, $.02 par value; 15,000,000 shares authorized;
                   9,286,216 and 7,830,059 shares outstanding                          186           156
                Additional paid-in capital                                          21,470        20,192
                Accumulated deficit                                                (19,461)      (20,317)
                                                                                  --------      --------
                                   Total stockholders' equity                        2,196            32
                                                                                  --------      --------
                                   Total liabilities and stockholders' equity      $75,572       $29,675
                                                                                  ========      ========

See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
==============================================================================================================================
                                                                                    Six-month
                                                                                     period
                                                                    Year ended        ended          Years ended December 31,
                                                                     June 30,        June 30,      ---------------------------
                                                                       1996            1995           1994             1993
                                                                   -----------     -----------     -----------     -----------
Revenues:
       Nursing home services                                           $44,440         $18,248         $38,182         $44,357
       Infusion therapy and other medical services                      25,440          10,476          16,196          16,913
                                                                   -----------     -----------     -----------     -----------
            Total revenues                                              69,880          28,724          54,378          61,270
                                                                   -----------     -----------     -----------     -----------
Operating expenses:
       Personnel                                                        35,459          14,493          28,689          30,867
       Medical and nutritional product                                  12,001           5,300           6,714           6,587
       Health care and lodging                                           8,699           5,496          11,511          12,771
       Selling, general and administrative                               6,858           3,014           5,931           6,004
       Provision for uncollectible accounts                              1,210             979           1,622           2,015
       Depreciation and amortization                                     1,537             366             828           1,379
                                                                   -----------     -----------     -----------     -----------
            Total operating expenses                                    65,764          29,648          55,295          59,623
                                                                   -----------     -----------     -----------     -----------
            Income (loss) from operations                                4,116            (924)           (917)          1,647
Interest and dividend income                                               221             183              98             184
Interest and other financing costs                                      (4,044)           (632)         (1,481)         (3,082)
Other income, net                                                          550             458             877           1,268
Minority interest in loss (earnings) of subsidiary                        (494)            353             375            (194)
                                                                   -----------     -----------     -----------     -----------
            Income (loss) before income taxes, extraordinary
               gains and cumulative effect of accounting change            349            (562)         (1,048)           (177)

Provision (benefit) for income taxes                                       270              --            (341)           (385)
                                                                   -----------     -----------     -----------     -----------
            Income (loss) from continuing operations before
              extraordinary gains and cumulative effect of
              accounting change                                             79            (562)           (707)            208

Extraordinary gains:
       Net gains on extinguishment of debt (net of income
          taxes of $171 and $381 in 1994 and 1993)                          84              --           1,058             548
       Gain on disposal of assets                                          693

Cumulative effect of change in accounting for income taxes,
   net of minority interest (note 8)                                                        --              --             973
                                                                   -----------     -----------     -----------     -----------
            Net income (loss)                                              856            (562)            351           1,729

Preferred dividends                                                        (70)            (35)            (69)             --
                                                                   -----------     -----------     -----------     -----------
            Net income (loss) available to common shareholders            $786           ($597)           $282          $1,729
                                                                   ===========     ===========     ===========     ===========
Income (loss) per share:
       Income (loss) before extraordinary gains and
          cumulative effect of accounting change                         $0.00          ($0.08)         ($0.09)          $0.04
       Extraordinary items                                                0.09              --            0.13            0.10
       Cumulative effect of change in accounting for
          income taxes, net                                                 --              --              --            0.19
                                                                   -----------     -----------     -----------     -----------
            Net income (loss) available to common shareholders           $0.09          ($0.08)          $0.04           $0.33
                                                                   ===========     ===========     ===========     ===========

Weighted average number of common and common equivalent shares       8,418,358       7,826,309       7,783,425       5,189,519

See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
==============================================================================================
                                                                      Years ended June 30,
                                                                   ---------------------------
                                                                      1996            1995
                                                                   -----------     -----------
                                                                    (Audited)      (Unaudited)
Revenues:
       Nursing home services                                           $44,440         $36,365
       Infusion therapy and other medical services                      25,440          19,679
                                                                   -----------     -----------
            Total revenues                                              69,880          56,044
                                                                   -----------     -----------
Operating expenses:
       Personnel                                                        35,459          28,698
       Medical and nutritional product                                  12,001           9,144
       Health care and lodging                                           8,699          11,099
       Selling, general and administrative                               6,858           6,211
       Provision for uncollectible accounts                              1,210           1,726
       Depreciation and amortization                                     1,537             693
                                                                   -----------     -----------
            Total operating expenses                                    65,764          57,571
                                                                   -----------     -----------
Income (loss) from operations                                            4,116          (1,527)

Interest and dividend income                                               221             229
Interest and other financing costs                                      (4,044)         (1,193)
Other income, net                                                          550             995
Minority interest in loss (earnings) of subsidiary                        (494)            538
                                                                   -----------     -----------
Income (loss) before income taxes and extraordinary gains                  349            (958)
Provision for income taxes                                                 270              --
                                                                   -----------     -----------
Income (loss) before extraordinary gains                                    79            (958)
Extraordinary gains on extinguishment of debt                               84              --
Gain on disposal of assets                                                 693              --
                                                                   -----------     -----------
Net income (loss)                                                          856            (958)

Preferred dividends                                                        (70)            (69)
                                                                   -----------     -----------
            Net income (loss) applicable to common shareholders           $786         ($1,027)
                                                                   ===========     ===========

Income (loss) per share:
       Income (loss) before extraordinary gains                          $0.00          ($0.13)
       Extraordinary gains                                                0.09              --
                                                                   -----------     -----------
            Net income (loss) applicable to common shareholders          $0.09          ($0.13)
                                                                   ===========     ===========

Weighted average number of common and common equivalent shares       8,418,358       7,824,747


See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

Consolidated Statements of Stockholders' Equity (Deficit)
Year ended June 30, 1996, six-month period ended June 30, 1995 and years ended December 31, 1994 and 1993
(Dollars in thousands)
==================================================================================================================================
                                                                                                                         Total
                                           Preferred Stock             Common Stock        Additional                Stockholders'
                                        ----------------------    ----------------------     Paid-in    Accumulated      Equity
                                         Shares       Amount       Shares       Amount       Capital       Deficit      (Deficit)
                                        ---------    ---------    ---------    ---------    ---------     ---------     ---------
Balance,
       January 1, 1993                         --           --    4,964,799          $99      $13,976      ($21,835)      ($7,760)

Issuance of preferred stock                13,884            1           --           --        1,313            --         1,314

Issuance of common stock                       --           --    2,696,640           54        4,776            --         4,830

Net income                                     --           --           --           --           --         1,729         1,729
                                        ---------    ---------    ---------    ---------    ---------     ---------     ---------
Balance,
       December 31, 1993                   13,884            1    7,661,439          153       20,065       (20,106)          113

Issuance of common stock                       --           --      161,120            3          281            --           284

Exercise of stock options                      --           --        2,500           --            1            --             1

Additional costs related to issuance
  of preferred stock in 1993                   --           --           --           --          (52)           --           (52)

Preferred dividends                            --           --           --           --          (69)           --           (69)

Net income                                     --           --           --           --           --           351           351
                                        ---------    ---------    ---------    ---------    ---------     ---------     ---------
Balance,
       December 31, 1994                   13,884            1    7,825,059          156       20,226       (19,755)          628

Exercise of stock options                      --           --        5,000           --            1            --             1

Preferred dividends                            --           --           --           --          (35)           --           (35)

Net loss                                       --           --           --           --           --          (562)         (562)
                                        ---------    ---------    ---------    ---------    ---------     ---------     ---------
Balance,
       June 30, 1995                       13,884            1    7,830,059          156       20,192       (20,317)           32

Exercise of stock options                      --           --       21,000           --           21            --            21

Debt to equity conversion                      --           --    1,435,157           30        1,327            --         1,357

Preferred dividends                            --           --           --           --          (70)           --           (70)

Net income                                     --           --           --           --           --           856           856
                                        ---------    ---------    ---------    ---------    ---------     ---------     ---------
Balance,
       June 30, 1996                       13,884           $1    9,286,216         $186      $21,470      ($19,461)       $2,196
                                        =========    =========    =========    =========    =========     =========     =========

See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)
==============================================================================================================================
                                                                                           Six-month           Years ended
                                                                             Year ended   period ended         December 31,
                                                                               June 30,      June 30,    ---------------------
                                                                                 1996         1995         1994         1993
                                                                               --------     --------     --------     --------
Operating activities:
       Net income (loss)                                                           $856        ($562)        $351       $1,729
       Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                                         1,537          366          828        1,379
            Amortization of deferred financing costs                                266           32          104          212
            Provision for uncollectible accounts                                  1,210          979        1,622        2,015
            Amortization of deferred income                                        (543)        (579)      (1,158)      (1,158)
            Cumulative effect of accounting change                                   --           --           --         (973)
            Provision for deferred income taxes                                     195           --           --            2
            (Gain) loss on foreign currency debt                                   (130)         309          267         (137)
            Gain on diposal of assets                                              (693)                                    --
            Minority interest                                                       494         (353)        (375)         194
            Net gains on extinguishment of debt                                     (84)          --       (1,229)        (929)
            Increase (decrease) in cash due to changes in:
                Accounts receivable                                              (5,349)        (753)      (1,702)      (2,228)
                Inventories                                                        (310)        (279)        (147)         (77)
                Prepaid expenses and other current assets                           (35)         115         (158)        (274)
                Other assets                                                     (2,755)          71         (223)         320
                Accounts payable                                                 (2,174)       1,209        1,518          456
                Other current liabilities                                         1,717         (476)          73          236
                Other liabilities                                                  (227)        (228)        (521)        (332)
                                                                               --------     --------     --------     --------
                Net cash provided by (used in) operating activities              (6,025)        (149)        (750)         435
                                                                               --------     --------     --------     --------
Investing activities:
       Expenditures for property and equipment                                  (39,848)        (294)      (1,021)        (513)
       Net proceeds from sales of assets                                          2,390           --           --           --
       Purchase by Infu-Tech of treasury stock                                       --           --          (73)          --
                                                                               --------     --------     --------     --------
                Net cash provided by (used in) investing activities             (37,458)        (294)      (1,094)        (513)
                                                                               --------     --------     --------     --------

Financing activities:
       Net proceeds from not-for-profit borrowings                                   --           --       12,905           --
       Net proceeds from long-term borrowings                                    47,592           --          790           --
       Payments of short-term borrowings                                         (1,083)          --      (13,750)          --
       Payments of long-term borrowings                                            (643)        (138)        (327)        (311)
       Payment of preferred dividends                                               (70)         (35)         (69)          --
       Cost of debt exchange offers                                                  --           --          (71)        (520)
       Net proceeds from exercise of common stock options                            21            1           --           --
                                                                               --------     --------     --------     --------
                Net cash used in financing activities                            45,837         (172)        (522)        (831)
                                                                               --------     --------     --------     --------
                Net increase (decrease) in cash and cash equivalents              2,354         (615)      (2,366)        (909)
Cash and cash equivalents, beginning of the period                                  546        1,161        3,527        4,436
                                                                               --------     --------     --------     --------
Cash and cash equivalents, end of the period                                     $2,900         $546       $1,161       $3,527
                                                                               ========     ========     ========     ========
Supplemental disclosure of cash flow data:
       Interest paid                                                             $4,292         $284       $1,483       $3,341
                                                                               ========     ========     ========     ========
       Income taxes paid                                                            $26          $26         $109         $374
                                                                               ========     ========     ========     ========
Non cash investing and financing activity:
       Property and equipment obtained under capital lease obligation              $223           --           --           --
       Acquisition of property and equipment for foregiveness of receivable      $7,399           --           --           --
       Conversion of convertible notes                                           $1,357           --           --           --

See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------


1.        The Company

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

          The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including Medicare and Medicaid reimbursement rates.

2.        Significant Accounting Policies

          Basis of consolidation
          The consolidated financial statements include the accounts of Continental Health Affiliates, Inc. ("Continental") and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          Continental owns 59% of the common stock of Infu-Tech, Inc. ("Infu-Tech"); the other 41% is publicly traded. The minority interest in the consolidated financial statements represents the minority stockholders' proportionate share of equity in Infu-Tech.

          Accounting estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Cash and Cash Equivalents
          Cash and cash equivalents at June 30, 1996 and 1995 includes $691 and $546, respectively, held by Infu-Tech. In connection with Infu-Tech's initial public offering (see note 3), a management and non-competition agreement between Continental and its 59% owned subsidiary, Infu-Tech, expiring September 30, 1997, prohibits Infu-Tech from lending money to (or borrowing money from) Continental and its other subsidiaries subsequent to December 31, 1992.


          The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

          Patients' Funds
          Patients' funds represent cash balances which have been deposited by the Company into separate bank accounts and are restricted for the use of patients. The related liability is included in other current liabilities.

          Revenue Recognition
          Revenue is reported at the net amounts estimated to be realized from patients, third-party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 60%
          (1996), 59% (1995), 60% (1994),


                                     F - 7                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



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

          Goodwill
          The excess of the Company's cost of acquired businesses over the fair values at the dates of acquisition of the net assets acquired has been attributed to goodwill, except as explained in note 3. Goodwill is being amortized over periods ranging from 7 to 40 years. Impairment is assessed based upon the profitability of the related businesses relative to planned levels.

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

          Income Taxes
          Income taxes are provided for on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

          The weighted average number of common and common equivalent shares used in computing earnings per share total 8,418,358 (1996), 7,826,309
          (1995), 7,783,425 (1994) and 5,189,519 (1993).


                                     F - 8                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------






3.        Acquisitions and Dispositions

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


                                     F - 9                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



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

          The Hilltop Facility
          In May 1996, the Company closed its nursing home in Pine Brook, New Jersey and sold the assets of that nursing home, other than the land and buildings and certain current assets, to another health care provider for $2,390. The Company recorded an extraordinary gain of $693.

          Infu-Tech, Inc.
          On December 31, 1992, the Company completed an initial public offering of 1,330,000 shares, at $6 per share, of its Infu-Tech subsidiary, and received net proceeds of $6,558. Infu-Tech sold 600,000 newly issued shares and received net proceeds of $2,923. Continental, which owned 100% of the outstanding common stock of Infu-Tech prior to the offering, sold 730,000 shares which, together with the sale of shares by Infu-Tech, reduced its ownership of Infu-Tech to 59%, and received net proceeds of $3,635. As a result of this transaction, the Company realized a gain of $3,316 on the sale of its shares of Infu-Tech. In addition, the Company recorded a gain of $1,555 in recognition of the net increase in the value of Continental's remaining investment in Infu-Tech.

          In connection with the initial public offering, the representative of the underwriters was issued warrants to purchase up to 133,000 shares (73,000 shares from Continental and 60,000 shares from Infu-Tech) of Infu-Tech's common stock at 125% of the initial public offering price for a period of four years. As of June 30, 1996, none of these warrants have been exercised.

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


                                    F - 10                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------




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

          The combined proceeds, totalling $46,000 were used to purchase the West Orange, Cedar Grove and West Palm Beach facilities which were previously operated under operating leases and to purchase the real property of the long term and residential care facility located in Norwood, NJ (the "Heritage Facility"), which the Company has been managing since 1988. The transaction in which the Company purchased the Norwood facility also released a $2,000 guarantee which the Company had given to the prior mortgage lender. Proceeds totalling $301 were also used to release pledged receivables and restructure a secured loan due December 1, 1995 totalling $601 for which a new three year note was issued for the balance of $300, secured by a first mortgage on the Company's nursing home facility in Atlantic City, New Jersey.

          As a result of the previously noted purchase of the Heritage Facility by the Company, the Company now owns the facility and manages the operations of SCF. Commencing October 31, 1995, SCF is included in the consolidated financial statements of the Company. The mortgage note receivable of $7,399 was forgiven along with other advances in exchange for The Heritage Facility. For the year ended June 30, 1996, SCF had revenues of $11,166 and net income of $850. For the eight months that SCF was included in the consolidated financial statements, SCF revenues of $7,440 and net income of $567 have been reflected.



                                    F - 11                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



4.        Property and Equipment

          Property and equipment, at cost, is comprised as follows:
                                                                                                                 June 30,
                                                                                                         -----------------------
                                                                                                           1996            1995
                                                                                                         --------        -------
                  Land and improvements                                                                  $  8,573        $ 2,047
                  Buildings and improvements                                                               44,064          7,495
                  Furniture and equipment                                                                   4,742          2,030
                  Leasehold improvements                                                                    1,393          1,400
                  Construction in progress                                                                     44            837
                                                                                                         --------       --------
                                                                                                           58,816         13,809

                  Less: accumulated depreciation and amortization                                           4,363          3,875
                                                                                                          -------        -------

                                                                                                          $54,453       $  9,934
                                                                                                           ======        =======

5.        Long-Term Debt

          Long-term debt is comprised as follows:
                                                                                                           June 30,
                                                                                                    ---------------------
                                                                                                       1996         1995
                                                                                                    --------     --------
                  14 1/8% subordinated debentures due September 1, 1996 (a)                          $  1,200     $ 1,200
                  6% convertible bonds in the face amount of 830,000
                    Swiss francs, due June 27, 1995 (c)                                                  662       2,525
                  6% notes due 2003 (b)                                                                3,400       3,400
                  6% convertible notes due 2003 (b)                                                       --       1,606
                  8% notes due 1999 (d)                                                                1,213       1,213
                  8 1/2% to 11% mortgage notes (f)                                                     3,244       3,463
                  8% face amount of Swiss francs 619,500 due June 27, 1998 (c)                           494         ---

                  Nomura financing (e) (excludes Preferred stock)                                     42,148         ---
                  Other (g)                                                                            1,568         783
                                                                                                     -------    --------
                                                                                                      53,929      14,190

                  Less:  current portion                                                               3,355       3,424
                                                                                                     -------     -------

                                                                                                     $50,574     $10,766
                                                                                                     =======     =======

          (a) The 14 1/8% subordinated debentures (the "Debentures") are redeemable, at the option of the Company, in whole or in part, at par plus accrued interest. Interest is payable on March 1 and September 1. In August 1996, the Company made an offer to exchange shares of a new 11% Convertible Preferred Stock for all its remaining 14 1/8% Subordinated Debentures due September 1, 1996. For each $1,000 face amount of debentures exchanged, the holder would receive one share of 11% Convertible Preferred Stock; with a liquidation preference of $1,000; convertible until September 1, 1999 to common stock which has a market value of $1,100, and after September 1, 1999, a market value of $1,000; entitled to annual dividends of $110. The Company has deposited in escrow with the Debenture Trustee, funds sufficient to pay redemption of all outstanding debentures plus interest. Because of this escrow deposit, the debentures are not in default


                                    F - 12                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



                  although due on September 1, 1996. The Exchange Offer expires on October 4, 1996.

          (b) In September 1993, the Company acquired $3,400 principal amount of Debentures in exchange for 6% notes due 2003 ("6% Notes") in that amount. In December 1993, the Company acquired an additional $1,500 principal amount of Debentures in exchange for 6% convertible notes due 2003 ("6% Convertible Notes") in the principal amount of $1,606 (which included accrued interest on those Debentures), which is convertible (at a price as defined in the agreement) into the Company's common stock after August 31, 1995. The 6% convertible notes were converted into 1,435,157 shares of common stock.
                  Interest on the 6% Notes and the 6% Convertible Notes is payable on March 1 and September 1. These transactions resulted in a loss of $97 in 1993, which represents the amount of related deferred financing costs. This loss was recorded as an extraordinary item, net of income tax benefits.

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

          (c) The principal balance of SFr 2,900,000 (approximately $2,525,000) and accrued interest of SFr 174,000 (approximately $152,000) pertaining to the Company's 6% Swiss franc denominated convertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments. Non-payment of these obligations did not result in a default under any other financing agreements. Since June 27, 1995, the Company has acquired SFr 2,070,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,028,170 and $315,000 plus a SFr 619,500 note maturing in June 1998.

          (d) In September 1993, the Company acquired Sfr 4,005,000 (approximately $2,647) principal amount of Bonds in exchange for 10,579 shares of 5% exchangeable preferred stock ("Preferred Stock") (see note 7) and $965 principal amount (which included accrued interest on those Bonds) of 8% notes due 1999 ("8% Notes"). In October 1993, the Company acquired an additional Sfr 1,250,000 (approximately $826) principal amount of Bonds in exchange for 3,305 shares of Preferred Stock and $248 principal amount of 8% Notes. Interest on the 8% Notes is payable on January 27 and July 27. The Company has the option to redeem in part or in full the 8% Notes at any time for 104% of their principal amount, declining 1% on July 28, 1994 and each July 28 after that to 100% after July 28, 1997. These transactions resulted in a gain, net of related deferred financing costs, of $1,026 in 1993, which was recorded as an extraordinary item, net of income taxes.

          (e) On October 31, 1995, the Company obtained mortgage loans of $41.0 million and $1.5 million and subsidiaries issued $3.5 million of preferred stock. The proceeds of this financing were used to purchase three nursing homes which had been sold and leased back in 1988, to reacquire the Heritage Facility, which the Company had sold in 1990 to a non-profit corporation and had been operating under a management agreement, and to retire debt. The $41.0 million mortgage loan bears interest at 9.86% per annum and requires payments of principal and interest totalling $4.28 million per year for 15 years. If the Company is unable to pay the balance of $28.19 million which will remain due at the end of 15 years, the interest rate on the mortgage loan will increase, and all


                                    F - 13                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



                  cash flow from the mortgaged facilities will have to be used to amortize the balance of the mortgage loan. The $1.5 million mortgage loan payable over five year, bears interest at 2% per annum above the prime rate and requires principal payments of $384,000 per year. The $3.5 million of subsidiary preferred stock requires cumulative dividends which have been charged to interest expense equal to the liquidation preference of the preferred stock (initially $3.5 million at LIBOR plus 13% of the liquidation preference of the preferred stock and is mandatorily redeemable in monthly installments at the rate of $876,000 per year in 1997 through 2000. Earlier redemption is required if the Company sells its West Palm Beach nursing home. Based upon the 8.5% per annum prime rate and the 5-7/16% per annum LIBOR rate on December 29, 1995, the payments during the period from October 31, 1995 to June 30, 1996 with regard to the $42.5 million of mortgage loans and the $3.5 million subsidiary preferred stock totalled approximately $3.6 million. Under the terms of the $41 million loan and $3.5 million subsidiary preferred stock, the cash receipts of the four facilities are restricted to: mortgage payments, real estate taxes, insurance and carrying charges, operating expenses, and payment of preferred stock dividends, with any excess retained by the facility.

                  Aggregate maturities of debt relating to the October 31, 1995 refinancing in each of five-year periods ending June 30 subsequent to June 30, 1995 are as follows: 1997 - $1,303; 1998 - $1,621; 1999 -$1,702; 2000 - $1,791 and 2001 - $1,087.

          (f) The 8 1/2% to 11% mortgages include debt consisting of an Economic Development Authority mortgage loan ("EDA loan") with a principal balance of $801 at June 30, 1996 payable in monthly installments, including interest at 11%, through 2009. The EDA loan is secured by property with a net book value of approximately $1,549 at June 30, 1996. The remaining mortgage notes are payable in monthly installments, including interest at notes ranging from 10% to 12% with final payments due between 1997 and 2009. These are secured by properties with an aggregate net book value of approximately $2,503,000 at June 30, 1996.

          (g) On October 31, 1995, the Company negotiated terms to convert $1,464 trade accounts payable into a three year note due in 1998. The interest rate is 10%. The monthly payment of principal and interest of $47 will fully amortize the loan at the end of the term. Current principal payments due under the terms of the note total $440.

                  A secured loan ("Secured Loan") with a principal balance of $342 at June 30, 1996 is payable in monthly installments of $24, based upon a 34 month amortization schedule, including interest at 13.5%, through December 1, 1995. The Secured Loan is secured by a mortgage on one of the Company's nursing homes and most of the Company's nursing home accounts receivable.

          Aggregate scheduled amounts maturing in each of the five year periods ending June 30 subsequent to June 30, 1996 are as follows: 1997 - $3,355; 1998 - $4,904; 1999 - $1,977; 2000 - $3,081 and 2001 - $1,171.



                                    F - 14                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------


6.        Other Current Liabilities

          Other current liabilities are comprised as follows:
                                                                       June 30,
                                                               -------------------------
                                                                 1996             1995
                                                               --------         --------
                  Accrued interest                             $    234         $    358
                  Accrued payroll and related expenses            3,555            2,551

                  Other accrued liabilities                       2,000            1,502
                                                                  -----           ------
                                                                $ 5,789         $  4,411
                                                                  =====           ======

          In 1993, the Company established a self-insured health insurance program for most of the employees at the Company's nursing homes, up to policy limits, as defined. Claims in excess of such limits are insured by third- party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its historical loss experience. As of June 30, 1996 and 1995, reserves for these estimated liabilities totalled approximately $517 and $392, respectively, and are included as a component of accrued payroll and related expenses. Differences between actual losses incurred and reserve estimates are recognized in the period when such differences become known.

7.        Stockholders' Equity

          Preferred Stock
          In 1993, the Company issued 13,884 shares of Preferred Stock as part of an exchange offer to holders of its Bonds (see note 5). Each share of Preferred Stock has a liquidation preference of $100. Dividends on the Preferred Stock are cumulative and are payable on January 27 and July 27 at the annual rate of $5 per share, when and as declared by the Company's Board of Directors.

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


                                    F - 15                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------




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

          Stock option transactions for the year ended June 30, 1996, the six months ended June 30, 1995 and each of the years ended December 31, 1994 and 1993 are summarized as follows:

                                                                       Number                   Option Price
                                                                      of Shares                   Per Share
                                                                      ---------                ---------------
               Outstanding, January 1, 1993                           354,575                  $0.25  - $10.25
               Cancelled (1983 Plan)                                  (34,725)                 $1.00  - $10.25
               Granted (1989 Plan)                                    115,825                  $0.69  - $1.00
               Cancelled (1989 Plan)                                 (141,900)                 $0.25  - $3.50
                                                                     --------
               Outstanding, December 31, 1993                         293,775                  $0.25  - $8.50
               Cancelled (1983 Plan)                                   (8,250)                 $1.00  - $8.50
               Granted (1989 Plan)                                     26,250                  $1.00
               Cancelled (1989 Plan)                                  (23,500)                 $0.25  - $8.50
               Exercised (1989 Plan)                                   (2,500)                 $0.25
                                                                     --------
               Outstanding, December 31, 1994                         285,775                  $0.25  - $3.50
               Granted (1989 Plan)                                     67,500                  $1.03  - $1.44
               Cancelled (1989 Plan)                                  (12,225)                 $0.25  - $1.00
               Exercised (1989 Plan)                                   (5,000)                 $0.25
                                                                     --------
               Outstanding, June 30, 1995                             336,050                  $0.25  - $3.50

               Granted (1989 Plan)                                     24,750                  $1.25
               Cancelled (1989 Plan)                                   (4,050)                 $0.25  - $1.50
               Exercised (1989 Plan)                                  (21,000)                 $0.25  - $1.00
                                                                     --------
               Outstanding, June 30, 1996                             335,750                  $0.25  - $3.50
                                                                     ========



          At June 30, 1996, 335,750 options were exercisable. Options to purchase 35,000 shares were available for grant at June 30, 1996 under the 1989 Plan.

          In July 1992, Infu-Tech adopted a stock option plan (the "Infu-Tech Plan") under which it is authorized to grant stock options to designated employees, officers and directors of the Company. The Infu-Tech Plan authorized grant of stock options up to a maximum of 150,000 shares of common stock. In 1994, the maximum number of shares which may be granted under the Plan was increased to 300,000 shares of common stock. Options may not be granted at a price that is less than 100% of fair market value on the date of the grant (110% of fair market value for persons owning 10% or more of Infu-Tech common stock). Options become exercisable 12 months after the date of the grant and are exercisable until ten years from the date of grant.



                                    F - 16                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



          Stock option transactions for the year ended June 30, 1996, six months ended June 30, 1995 and of the years ended December 31, 1994 and 1993 are summarized as follows:

                                                                         Number               Option Price
                                                                         of shares              Per Share
                                                                         ---------            -------------
          Granted                                                          128,700            $5.00 - $6.13
          Cancelled                                                         (6,500)           $5.125
                                                                          --------


          Outstanding, December 31, 1993                                   122,200            $5.00 - $6.13

          Granted                                                           49,750            $1.00 - $4.50
          Cancelled                                                         (7,300)           $1.00 - $5.375
                                                                          --------
          Outstanding, December 31, 1994                                   164,650            $1.00 - $6.13

          Granted                                                           22,000            $1.59  - $1.95
          Cancelled                                                         (8,400)           $1.00  - $5.125
                                                                          --------
          Outstanding, June 30, 1995                                       178,250            $1.00  - $6.13

          Granted                                                           60,100            $2.25  - $3.44
          Cancelled                                                        (30,050)           $1.00  - $5.69
                                                                          --------
          Outstanding, June 30, 1996                                       208,300            $1.00  - $6.13
                                                                          ========

          At June 30, 1996, options to purchase 190,300 shares were exercisable at prices ranging from $1.00 to $6.13 per share.

          Other Stock Options

          In January 1994, the Company's Chairman of the Board was granted a seven-year option to purchase 500,000 shares of the Company's common stock for $1 per share.

8.        Related Party Transactions

          (Note: The Chairman of the Board of the Company no longer has an ownership interest in two of the nursing homes described below.)

          At December 31, 1989, three nursing homes controlled and partially owned by the Principal Stockholders (including the Chairman of the Board of the Company) owed the Company $2,804, which included amounts for supplies, services and management fees. However, the Principal Stockholders asserted on behalf of the three nursing homes that management fees for all years should have been limited to amounts eligible for reimbursement from Medicare and Medicaid. Early in 1990, this dispute was resolved, with the three nursing homes agreeing to pay a total of $1,940 in satisfaction of all their obligations to the Company at December 31, 1989. In 1992, the settlement agreement between the Company and the three nursing homes was modified, whereby the February 1992 balance of $1,046 would be paid in sixteen equal quarterly payments of $76 (including interest at 7 1/2%) beginning June 15, 1992 and continuing through March 15, 1996. The balance remaining on the modified settlement agreement at December 31, 1994 and 1993 was $839 and $783, respectively. In January 1995, the settlement agreement was further modified to provide for a $227 principal and interest payment to be



                                    F - 17                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



          made on or before March 30, 1995 (which payment was received) and the remaining principal balance of $626 to be paid in twelve equal quarterly payments of $60 (including interest at 8 1/2%) beginning July 1, 1995 and continuing through March 31, 1998. The $227 payment included all previously unpaid principal under the prior agreement through December 31, 1993 and all accrued interest under that agreement through March 30, 1995. The balance remaining on the modified settlement agreement at June 30, 1996 was $623. Interest income includes $44, $27, $56 and $57 of interest on this receivable for 1996, 1995, 1994 and 1993, respectively.

          As of June 30, 1996, scheduled principal and interest payments in arrears relating to the July 1995 settlement agreement amounted to $179.

          One of the Company's nursing homes was on several occasions forced to temporarily evacuate its residents due to weather-related emergencies. The residents were evacuated to a nursing home controlled and partially owned by the Principal Stockholders. Management believes this course of action was preferable to the alternatives. The Company paid the nursing home to which the residents were evacuated at that nursing home's daily Medicaid rate. Amounts charged to health care and lodging expenses were $31, $27 and $71 and in 1996, 1994 and 1993, respectively.

          In 1996, 1995 (June), 1994 and 1993, the Company was charged $73, $39, $89 and $60, respectively, by a corporation owned by the Company's Chairman of the Board for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

          Included in selling, general and administrative expenses in 1996, 1995
          (June) and 1994 is rent expense of $326, $159 and $110, respectively, for office space leased from an entity owned by the Principal Stockholders.

          The Company administered a self-funded health plan on behalf of three nursing homes controlled and partially owned by the Principal Stockholders (the "Principal Stockholders' Nursing Homes"). Revenues derived from services provided to the Principal Stockholders' Nursing

          Homes were $19 and $35 in 1995 and 1994, respectively. Included in accounts receivable at June 30, 1996 and 1995 are amounts due from the Principal Stockholders' Nursing Homes of $15 and $15.

          Included in other assets were additional amounts due from entities owned by the Principal Stockholders totalling $232 at June 30, 1996 and $200 at June 30, 1995. Included in other current liabilities were amounts due to an entity controlled by the Principal Stockholders totalling $19 and $22 at June 30, 1995 and December 31, 1994, respectively.

          In January 1992, Infu-Tech and Medline Industries, Inc. ("Medline") entered into a joint venture, MedTech Uro Services ("MedTech"). This joint venture was established as part of the settlement of a lawsuit against the Company by Medline. In accordance with the joint venture agreement, Infu-Tech is paid to provide sales and marketing services to MedTech. In addition, Infu-Tech will share in the net profits of MedTech to the extent they exceed approximately $200 per year over each of four years. Infu-Tech's participation in MedTech allows Infu-Tech to market urological, tracheostomy and other services in conjunction with Infu-Tech's marketing of contract services to residents of long-term care facilities. During 1995, 1994 and 1993, Infu-Tech recorded revenues of $45, $139 and $204, respectively, under this agreement, which included $14 in 1994 as its share of net profits.


                                    F - 18                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------




          John A. Schepisi is the president of Senior Care Foundation, Inc., the owner of the Heritage Facility (see note 3), which is included in the consolidated financial statements (see note ). He is also a partner in a law firm which provides legal services to the Company and during 1996, was paid legal fees of $410 primarily for services rendered in connection with the Nomura transactions.

9.        Income Taxes

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

          The provision (benefit) for income taxes on income (loss) from continuing operations is presented below:


                                                      Year         Six months
                                                      ended          ended                 Years ended
                                                     June 30,        June 30,              December 31,
                                                       1996           1995            1994             1993
                                                    ---------      ----------         ----             ----
                  Current:
                          Federal                   $    70       $    ---         $  (357)        $ (225)
                          State                           5            ---              16           (162)
                                                     ------          ------          -----          -----
                                                         75            ---            (341)          (387)
                                                     ------          ------           ----          -----
                  Deferred:
                          Federal rate change           165            ---            ---             (27)
                          State                          30            ---            ---            ---
                          Other                         ---            ---            ---              29
                                                    -------          ------        -------         ------
                                                        195            ---            ---               2
                                                      -----          ------        -------         ------

                                                    $   270         $  ---          $ (341)       $  (385)
                                                      =====          ======           ====          =====

          Infu-Tech had recorded a Federal and state income tax payable of $75 which is included in other current liabilities in the accompanying June 30, 1996 consolidated balance sheet and a refund receivable of $225 in 1994, which was included in prepaid expenses and other current assets in the accompanying June 30, 1995 consolidated balance sheet.



                                    F - 19                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.


Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



          The following table reconciles the Federal income tax provision (benefit) computed at statutory Federal income tax rates applied to income (loss) from continuing operations to the provision (benefit) for income taxes.


                                                                                 Year            Six- month           Years ended
                                                                                 ended         period ended          December 31,
                                                                                June 30,           June 30,       -----------------
                                                                                 1996               1995          1994       1993
                                                                             -----------         ----------       ----       ----
              Federal income tax provision (benefit) at
               statutory rate applied to income (loss) from
               continuing operations                                                $393              $(197)       $(367)    $ (62)
              State income tax provision (benefit), net
               of Federal income tax benefit                                          69                (34)         (63)     (105)
              Book loss (income) for which tax benefit
               (expense) not recorded                                                ---                ---         ---        (63)
              Change in valuation allowance                                         (114)               456         (70)       ---
              Allowance for temporary differences                                    ---               (236)        112        ---
              Permanent differences arising from
               acquisitions and dispositions                                         (78)              ---           30         26
              Refunds of prior years' Federal income taxes                           ---               ---          ---       (169)
              Other                                                                  ---                11           17        (12)
                                                                                 -------              -----        -----      -----
                                                                                  $  270            $  ---         $(341)     $(385)
                                                                                   =====             ======         ====       ====

          The Company has approximately $8,059 of net operating tax loss carryforwards for Federal income tax purposes which will expire in the years 2005 through 2011.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                                                      June 30,
                                                                                                      --------
                                                                                                 1996           1995
                                                                                                 ----           ----
              Net deferred income tax assets:
                  Deferred income                                                             $    154       $    251

                  Allowances for uncollectible accounts
                    receivable                                                                   1,878          1,522
                  Net operating tax loss carryforwards                                           3,304          3,820
                  Cumulative unrealized losses on translation
                    of foreign currency debt                                                       (53)           567
                  Deferred rent payable                                                            ---             99
                  Provision for judgment                                                           ---            ---
                  Compensated absences, principally due to
                    accrual for financial reporting purposes                                       147            151
                  Difference between book and tax bases of
                    investment in subsidiary                                                      (638)          (638)
                  Difference between book and tax bases of
                    property and equipment                                                          87           (584)
                  Other                                                                             72             72
                                                                                               -------        -------
                       Sub-total                                                                 4,951          5,260
                  Valuation allowance                                                           (4,077)        (4,191)
                                                                                                ------         ------
                       Net deferred income tax assets                                         $    874        $ 1,069
                                                                                               =======         ======

          A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based upon the Company's historical losses from continuing operations before extraordinary gains, the Company has recorded a valuation allowance of $4,077. This represents a 100% valuation allowance for all net deferred income tax assets, except for part of those pertaining to


                                    F - 20                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



          its 59% owned subsidiary, Infu-Tech. Infu-Tech has historically been profitable and anticipates taxable income in 1996 and future years. In the opinion of management, Infu-Tech will realize the net deferred income tax assets.

10.       Other Income, Net

          Other income (expense) is comprised as follows:

                                                                               Year         Six months

                                                                               ended          ended               Years ended
                                                                              June 30,        June 30,            December 31,
                                                                               1996            1995            1994           1993
                                                                            ----------      ----------         ----           ----
              Gains on sales and leasebacks of property
                and equipment                                                 $  417             $  516     $ 1,032       $1,032
              Gains (losses) on translation of foreign currency debt               130               (309)       (267)         137
              Amortization of deferred income related to
                non-compete agreement (note 2)                                     126                 63         126          126
              Other, net                                                          (123)               188         (14)         (27)
                                                                                ------              -----     -------      -------

                                                                               $   550            $   458    $    877       $1,268
                                                                                ======             ======     =======        =====

11.       Commitments and Contingencies

          Lease Commitments
          The Company is obligated under various operating leases for nursing homes, office space and equipment with initial terms expiring at various dates through 2002. The leases generally require the Company to pay all costs of maintaining the leased properties. The Company has options to renew certain of these leases for periods ranging from 7 to 80 years.

          The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 1996:

                     Year ending                             Nursing
                       June 30,                               Homes         Office      Equipment           Total
                     -----------                             -------        ------      ---------           -----
                         1997                                 $ 314         $ 486          $  42            $ 842
                         1998                                   318           370              3              691
                         1999                                   321           325           ---               646
                         2000                                   286            49           ---               335
                         2001                                   266            25           ---               291
                         Thereafter                             200             4           ---               204
                                                             ------       -------          -----           ------

                                                             $1,705        $1,259          $  45           $3,009
                                                              =====         =====           ====            =====

          Rent expense was $2,764, $2,058, $3,743 and $3,957 in 1996, 1995, 1994
          and 1993, respectively.  Also see note 14.

          Contingencies
          The occupancy at the West Palm Beach, Florida nursing home was impacted by a moratorium on admissions imposed in December 1995 as a result of state survey deficiencies. The statement resurveyed


                                    F - 21                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



          the facility and the moratorium was lifted (opening the facility to admissions) in May 1996. Although the facility had been re-opened to admissions, because certain deficiencies had remained uncorrected for more than six months, applicable regulations require a recommendation of termination of Medicare and Medicaid participation. Although such a recommendation was made by the state agency, notice of such termination has not yet been received. Regulatory practice permits the facility to demonstrate that it has achieved substantial compliance prior to any proposed termination taking effect.

          Further, the facility could be subject to fines of up to $1,500 per day while it is deemed to have been out of compliance. If levied, the fines will be subject to appeal and administrative review.

          The Company recorded as a receivable an amount of $591 based on a settlement of Medicaid audits. The Company has received a payment of $175, while the balance is being held by the State agency. The Company is in the early stages of investigating the dispute and will vigorously seek to defend its position to receive the balance of the settlement amount.

          Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories. The Company currently has in force general liability insurance, including professional and product liability, with coverage limits of $10 million, which is subject to annual renewal. The Company has not recorded any related loss liabilities as of June 30, 1996.

          In the opinion of management, the ultimate liability with respect to these activities will not materially affect the financial position or results of operations of the Company.


12.       Distribution Agreement

          In November 1994, Infu-Tech entered into a distribution agreement with a drug manufacturer under which the Company provides a specific home infusion therapy utilizing the manufacturer's drug. Under this agreement, accounts payable to the drug manufacturer ($1,396 at June 30, 1996) are secured by the Company's inventories of the drug ($606 at June 30, 1996) as well as any accounts receivable ($901 at June 30,
          1996) arising from the sale of this drug.

13.       Business and Credit Concentrations

          The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) patients' benefits payable under health insurance programs, plans or policies (e.g., Medicare, Medicaid, Blue Cross, health maintenance organizations, and commercial insurance policies).


          At June 30, 1996, the Company had gross receivables from the Federal Government (Medicare) of approximately $4,018 and from various state Medicaid programs of approximately $2,746.




                                    F - 22                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



14.       Business Segment Data

          The Company's operations are conducted primarily through two business segments: nursing home services and Infu-Tech, which provides infusion therapy and other medical services to the non-hospital based health care market.

          Information about the Company's operations is presented below. Operating income is comprised of total revenues less operating expenses, excluding expenses incurred at the corporate headquarters. The elimination of inter-segment revenues is included in other services and eliminations.


                                                                                    Year        Six months
                                                                                    ended         ended                Years ended
                                                                                    June 30,      June 30,             December 31,

                                                                                    1996          1995          1994       1993
                                                                                  ----------    ----------       ----      ----
               Revenues:
                   Nursing home services                                          $ 44,440      $18,248     $38,273   $ 44,357
                   Infu-Tech                                                        24,114       10,601      16,289     17,011
                   Other services and eliminations                                   1,326         (125)       (184)       (98)
                                                                                   -------     --------      -------  ---------

                       Consolidated                                               $ 69,880     $ 28,724     $ 54,378   $ 61,270
                                                                                    ======      =======      =======    =======

               Operating income (loss):
                   Nursing home services                                          $  4,329      $ 1,106      $ 2,263   $  2,786
                   Infu-Tech                                                         1,745         (746)      (1,024)       854
               Expenses incurred at corporate headquarters                          (1,958)      (1,284)      (2,156)    (1,993)
               Interest and dividend income                                            221          183           98        184
               Interest and other financing costs                                   (4,044)        (632)      (1,481)    (3,082)
               Other income, net                                                       550          458          877      1,268
               Minority interest in earnings (loss) of subsidiary                     (494)         353          375       (194)
                                                                                   -------      -------      -------   --------
                       Consolidated                                               $    349     $   (562)    $ (1,048)  $   (177)
                                                                                  ========      =======      =======    =======

               Assets:
                   Nursing home services                                          $ 61,592      $19,487      $19,894    $35,066
                   Infu-Tech                                                         9,484        7,366        7,586      8,124
                   Corporate                                                         4,496        2,822        3,005      3,004
                                                                                   -------      -------      -------   --------

                       Consolidated                                               $ 75,572     $ 29,675     $ 30,485   $ 46,194
                                                                                    ======      =======      =======    =======

               Depreciation and amortization of property and equipment:
                   Nursing home services                                          $  1,275     $    196      $   515   $  1,000
                   Infu-Tech                                                           108           66           58         48
                   Corporate                                                            98           49          145        219
                                                                                   -------     --------      -------   --------

                       Consolidated                                               $  1,481     $    311     $    718   $  1,267
                                                                                    ======      =======      =======    =======

               Capital expenditures:
                   Nursing home services                                          $ 47,472     $    267      $   710   $    447
                   Infu-Tech                                                            19           14           98         64
                   Corporate                                                           101           13          213          2
                                                                                  --------     --------      -------   --------

                       Consolidated                                               $ 47,592     $    294      $ 1,021   $    513
                                                                                    ======      =======      =======   ========


                                    F - 23                 (Continued)

CONTINENTAL HEALTH AFFILIATES, INC.

Notes to Consolidated Financial Statements (Dollars in thousands)
June 30, 1996 and 1995, and December 31, 1994 and 1993
--------------------------------------------------------------------------------



15.       Estimated Fair Value of Financial Instruments

          The estimated fair value of financial instruments has been determined based upon available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and or estimation methodologies may have a material effect on the estimated fair value.

          The carrying amounts of short term financial instruments are reasonable estimates of their fair values. The carrying value of long term debt approximates its fair value due primarily to the Nomura financing which occurred during the year. Interest rates have not significantly changed during that time.

16.       Subsequent Event

          In August 1996, the Company made an offer to exchange shares of a new 11% Convertible Preferred Stock for all it remaining outstanding
          14 1/8% Subordinated Debentures due September 1, 1996. For each $1,000 face amount of debentures exchanged, the holder would receive one share of 11% Convertible Preferred Stock: with a liquidation preferance of $1,000; convertible until September 1, 1999 to common stock which has a market value of $1,100, and after September 1, 1999, a market value of $1,000; entitled to annual dividends of $110. The Company has deposited in escrow with the Debenture Trustee, funds sufficient to pay redemption of all outstanding debentures plus interest. Because of this escrow deposit, the debentures are not in default although due on September 1, 1996. The Exchange Offer expires on October 4, 1996.

Schedule II


CONTINENTAL HEALTH AFFILIATES, INC.
Valuation and Qualifying Accounts (Dollars in thousands)
--------------------------------------------------------------------------------


                       Column A    Column B     Column C       Column D                Column E
                       --------    --------     --------       --------                --------
                              Additions
                       Balance at  Charged to                                          Balance
                       beginning   cost and                                            at end
Description            of period   expenses     Other          Deductions (a)          of period
Allowance for
  uncollectible
  accounts:

  1996 (June)           $3,712      $1,210      $       --         $  729              $4,193
                         =====       =====       =========          =====               =====

  1995 (June)           $3,137      $  979      $       --         $  404              $3,712
                         =====      ======       =========          =====               =====

  1994 (December)       $3,188      $1,622      $       --         $1,673              $3,137
                         =====       =====       =========          =====               =====

  1993 (December)       $2,831      $2,015      $       --         $1,658              $3,188
                         =====       =====       =========          =====               =====

(a)    Uncollectible accounts charged-off during the year, net of recoveries.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         CONTINENTAL HEALTH AFFILIATES, INC.

Date:  September 30, 1996                By: /s/ JACK ROSEN
                                             ---------------------------------
                                             Jack Rosen
                                             Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

         Name                        Title                     Date
         ----                        -----                     ----

 /s/ JACK ROSEN               Chairman of the Board,          September 30, 1996
 --------------------         Director (Principal
      Jack Rosen              Executive Officer)

 /s/ JOSEPH ROSEN             Director                        September 30, 1996
 --------------------
     Joseph Rosen

  /s/ BENJAMIN GEIZHALS       Vice President, Assistant       September 30, 1996
  ---------------------       Secretary and General Counsel
   Benjamin Geizhals          (Principal Financial Officer)


 /s/ ALISON KURUS ALLEN       Principal Accounting            September 30, 1996
 ----------------------       Officer
  Alison Kurus Allen

 /s/ ISRAEL INGBERMAN         Director                        September 30, 1996
  --------------------
   Israel Ingberman

 /s/ JOSEPH M. GIGLIO         Director                        September 30, 1996
 --------------------
   Joseph M. Giglio

 /s/ Carl D. Glickman         Director                        September 30, 1996
 --------------------
   Carl D. Glickman

 /s/ Bruce Slovin             Director                        September 30, 1996
 --------------------
   Bruce Slovin