Form 10-K/A
period 1996-06-30
CONTINENTAL HEALTH AFFILIATES INC
filed 1996-10-31
CIK 354761

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                             FORM 10-K/A NO. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 27, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,826,436.

As of September 27, 1996, 9,288,716 shares of the registrant's common stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE.

                                   None

                                 PART III

Item 10.  Directors and Executive Officers.

Directors

                                               Served on
                                             the Board of
                                               Directors
    Name                        Age              Since

Jack Rosen . . . . . . . . .   50                1981
Joseph Rosen . . . . . . . .   45                1981
Israel Ingberman . . . . . .   50                1981
Joseph Giglio. . . . . . . .   55                1981
Bruce Slovin . . . . . . . .   60                1988
Carl D. Glickman . . . . . .   70                1989

     Jack Rosen has served as the chief executive officer (the President or Chairman of the Board) and as a Director of the Company since its incorporation in 1981 and of its subsidiaries from their respective dates of incorporation, the first of which was in 1976. Mr. Rosen is also the President and a Director of CompreMedx Corporation ("CompreMedx"), an 89.1%- owned subsidiary of the Company, and the Chairman of the Board of Directors and Chief Executive Officer of Infu-Tech, Inc. ("Infu-Tech"), a 59% owned subsidiary of the Company. He first became involved in the health care field in September 1971 when he became a director of Garden State Health Care Center of East Orange, New Jersey. He is actively engaged, together with Joseph
Rosen and Israel Ingberman, who are officers and directors, and along with Jack Rosen, are the three principal stockholders of the Company (the
"Principal Stockholders"), in a variety of enterprises, including real estate development and hotel ownership (the "Rosen-Ingberman Enterprises"). Jack Rosen is the brother of Joseph Rosen.

     Joseph Rosen has served as a Vice President and as a Director of the Company since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx and Infu-Tech) from their respective dates of incorporation. He became an Assistant Secretary of the Company in March 1983. He first became involved in the health care field in October
1974 with the organization of Jayber Inc., which operates a nursing home in West Orange, New Jersey and now is a subsidiary of the Company. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises and with Israel Ingberman in nursing home ownership and management ("R-I nursing homes"). He is the brother of Jack Rosen.

     Israel Ingberman has served as Secretary, Treasurer and as a Director of the Company since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx and Infu-Tech) from their respective dates of incorporation. He first became involved in the health care field in October 1974 with the organization of Jayber Inc. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises and in the R-I nursing homes with Joseph Rosen.

     Joseph M. Giglio has been a director of the Company since January 1983 and is also a Director of Infu-Tech. Since December 1993, he has been serving as the Chairman of Apogee Research, Inc., an infrastructure consulting firm.
From December 1993 until August 1994, he was the Senior Advisor to the First Southwest Company. From April 1992 to November 1993, he was an Executive Vice President of Smith Barney & Co. And from June 1991 to April 1992, he was a Managing Director of that firm. From January 1990 to June 1991, he was the President of Chase Municipal Securities, Inc., an affiliate of The Chase Manhattan Bank, N.A. From August 1988 through December 1989, Mr. Giglio was a Senior Vice President at Chase Securities, Inc. in the Municipal Finance Division. For more than five years prior to joining Chase, Mr. Giglio was the Senior Managing Director of the Public Finance Department at Bear Stearns & Co., Inc. Mr. Giglio served as Chairman of the National Council on Public Works Improvement, which released its final report, "Fragile Foundation," in February 1988. Mr. Giglio chaired the U.S. Senate Budget Committee's Private Sector Advisory Panel on Infrastructure Financing. He serves on the board of directors of The Hudson Institute. Mr. Giglio has served as an Associate Professor of Finance at New York University. He is a graduate of Rutgers University, and holds a Master of Public Administration degree from New York University and a Master's degree in Business from Columbia University.

     Carl D. Glickman has been a director of the Company since August 1989 and is also a Director of Infu-Tech. Since 1953, he has been the president of The Glickman Organization, a real estate ownership and management company.
In addition, Mr. Glickman is a director of Andal Corporation (a diversified manufacturing company), Bear Stearns Companies, Inc. (an investment banking company), Jerusalem Economic Corporation (an Israeli real estate company), Alliance Tyre and Rubber Co. (an Israeli tire manufacturer), Franklin Holdings, Inc. (an investment company), Lexington Corporate Properties, Inc. (a real estate investment trust), Modern Video Co. (a motion picture production company) and Office Max, Inc. (an office supply retailer).

     Bruce Slovin has been a Director of the Company since June 1988 and is also a Director of Infu-Tech. Mr. Slovin is a graduate of Harvard Law School and Cornell University. Since 1985, he has been president and a director of Revlon Group Incorporated, an industrial products holding company. Since 1980, he has been president and a director of MacAndrews & Forbes Group, Inc., an industrial holding company. In addition, Mr. Slovin is a director of Andrews Group Incorporated (a publishing and entertainment company), Power Control Technologies, Inc. (a manufacturer of aerospace components), Cantel
Industries, Inc. (a distributor of furniture and medical equipment) and The Coleman Company, Inc. (an outdoor recreational equipment manufacturer).

Item 11.  Executive Compensation.

     The following table sets forth the compensation received during each of the year ended June 30, 1996, the six months ended June 30, 1995 and the year ended December 31, 1994, by the Company's chief executive officer and its other executive officers:

                                              SUMMARY COMPENSATION TABLE
                                           Annual Compensation        Long-Term Compensation
                                                            Other                                  All
                                                            Annual   Restricted                    Other
                                                            Compen-  Stock      Options/   LTIP    Compensation
Name and Principal                       Salary     Bonus    sation  Award(s)   SARs       Payouts  sation
Position                   Year          ($)        ($)     ($)      ($)        (#)        ($)     ($)

Jack Rosen, Chairman,      1996          300,000<F2> None    None    None       None       None     None
  President and Chief      1995<F1>      150,000<F2>
  Executive Officer        1994          300,000<F2>

Richard S. Gordon          1996          120,312<F2> -       None    None       -          None     None
  Executive Vice           1995<F1>       49,479<F2> 5,000                      -
  President                1994<F3>       99,920<F2> 37,154                     5,000

Benjamin Geizhals,         1996          130,000     None    None    None       2,000      None     None
  Vice President           1995<F1>       65,000                                -
                           1994          130,000                                2,000

<F1>   Six months ended June 30, 1995
<F2>   Includes compensation paid by Infu-Tech
<F3>   For the period since Mr. Gordon became employed by the Company and Infu-
       Tech in March 1994. Mr. Gordon became an officer of the Company in August 1994.

       During fiscal 1997, Mr. Rosen was awarded a bonus of $150,000 as a result of performance of the Company and Infu-Tech during fiscal 1996. These bonuses will be reported on compensation received during fiscal 1997.

Directors' Fees

     Since 1993, the directors have waived directors' fees (which, prior to 1993, had been paid to directors who were not employees at the rate of $10,000 plus $500 for each directors' meeting attended). During 1994 and 1995, Directors received options in consideration of their waiver of directors fees

Option Plans

     The following table sets forth certain information with regard to options granted during the year end June 30, 1996 to the Company's executive officers:

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             Individual Grants                      Potential Realizable Value at
                                                                    Assumed Annual Rates of
                                                                    Stock Price Appreciation For
                                                                    Option Term

                  Number of      Percent of
                  Securities     Total Options
                  underlying     /SARs Granted  Exercise
                  option/SARs    to Employees   or Base
Name              Granted (#)    in Fiscal      Price      Expiration
                                 Year (%)       ($/Sh)     Date         5% ($)       10% ($)

Benjamin Geizhals 2,000          0.8            1.25       12/18/05     1,572        3,960

   The following table sets forth certain information with regard to exercises of options and SARs during year end June 30, 1996 and options and SARs held at June 30, 1996.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION/SAR VALUES
                                                     Number of Securities      Value of Unexercised
                                                     Underlying Unexercised    in-the-Money
                                                     Options/SARs              Options/SARs
                                                     at Fiscal Year-End<F1>    at Fiscal Year Ende
                                                     (#)                       ($)<F2>
                     Shares        Value
                     Acquired on   Realized          Exercisable (E)/          Exercisable (E)/
Name                 Exercise (#)  ($)               Unexercisable (U)         Unexercisable (U)

Jack Rosen           -             -                 500,000(E)                $515,000(E)
                                                     0(U)                      0(U)

Richard S. Gordon    -             -                 5,000(E)                  $5,000(E)
                                                     0(U)                      0(U)

Benjamin Geizhals    -             -                 12,000(E)                 $13,735(E)
                                                     0(U)                      0(U)

<F1>  The Corporation has not granted any SARs.
<F2>  Based upon the amount by which the high bid price of the Company's Common
      Stock on June 30, 1996 ($2.03 per share) exceeded the exercise price of the options.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During the year-ended June 30, 1996, the Company did not have a Compensation Committee. Salaries of its senior executive officers, other than its Chairman of the Board, were set by the Chairman of the Board. The salary of the Chairman of the Board was approved by the Board of Directors. Jack Rosen, who is Chairman of the Board, and Joseph Rosen (Jack Rosen's brother) and Israel Ingberman (the third of the Principal Stockholders), both of whom are officers of the Company, are members of the Board of Directors and participate in its deliberations.

     Transactions between the Company and members of its Board of Directors during 1996 were as follows:

     The Company is occupying approximately 15,300 square feet of office space (including 7,400 square feet leased by Infu-Tech) in an office building in Englewood Cliffs, New Jersey which is owned by the Principal Stockholders.
The rent expense is $27,167 per month. The Company believes the terms on which it is occupying this space are more favorable to it than the terms on which it could rent a similar amount of comparable space from an unaffiliated person.

     Early in 1990 a dispute over management fees between the Company and three nursing homes owned by the Principal Stockholders was resolved by the nursing homes' agreeing to pay a total of $1,940,000 in satisfaction of all their December 31, 1989 obligations to the Company. In early 1992, the settlement agreement between the Company and the three nursing homes was modified to provide that the then-existing balance of $1,046,000 would be paid in sixteen equal quarterly payments of $76,000 each (which included interest at 7 1/2% and principal) beginning June 15, 1992 and continuing through March 15, 1996. The balances remaining on the modified settlement agreement at December 31, 1994 and 1993 (including accrued interest due to payment delinquencies) were $839,000 and $783,000. In January 1995 the settlement agreement was further modified to provide for a $227,000 principal and interest payment to be made on or before March 30,1995 and the remaining balance of $626,000 to be paid in twelve equal quarterly installments of $60,000 each (including interest at 8 1/2%) beginning July 1, 1995 and continuing through March 31, 1998. As of
June 30, 1996, the balance was $622,972 including interest, and three payments were unpaid.

     A subsidiary of the Company which owns and operates a nursing home in Atlantic City, New Jersey has for several years moved residents of the subsidiary's nursing home to one of the R-I nursing homes during hurricanes or serious storms. During 1996, the subsidiary paid the R-I nursing homes a total of $31,000 for lodging residents of the subsidiary's nursing home during storms. The Company believes the amounts charged by the R-I nursing homes were at least as low as what would have been charged by comparable nursing homes in the area owned by unaffiliated persons.

     At June 30, 1996, the Company was owed a total of $180,000 from two entities owned by the Principal Stockholders resulting from loans to the entities from various corporations which now are subsidiaries of the Company, but which were not owned by the Company when the loans were made. The Company is also owed $20,000 for health insurance premiums and other charges with regard to the R-I nursing homes.

     During 1996, the Company (including its Infu-Tech subsidiary) was charged $73,000 by a corporation owned by Jack Rosen for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

     During 1996, Carl Glickman, a director of the Company and Infu-Tech, was paid $54,000 by the Company for financial consulting fees.

     In November 1993, as part of a financial restructuring, the Company offered to exchange 530 shares of its Common Stock for each $1,000 principal amount of its 14-1/8% Subordinated Debentures due 1996 ("Subordinated Debentures"). In response to this offer, The 1965 Trust, of which Carl
D. Glickman, a director of the Company and of Infu-Tech is the sole trustee, tendered $1,774,000 principal amount of Subordinated Debentures, which it had purchased on October 12, 1993 for $709,600 (40% of their principal amount) and received in exchange 940,220 shares of the Company's Common Stock. Prior to the purchase of the Subordinated Debentures, the Board of Directors had been informed of the proposed purchase and had determined that the Company would not at that time be able to purchase the Subordinated Debentures for the price at which they were being made available to The 1965 Trust. The day after it purchased the Subordinated Debentures, The 1965 Trust gave the Company the option, exercisable until October 12, 1994, to purchase 939,160 of the shares it would receive in exchange for the Subordinated Debentures for $779,680 (which was 110% of the amount The 1965 Trust paid for the Subordinated Debentures).
The option expired without being exercised.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table contains information concerning the ownership of the Company's Common Stock on September 30, 1996 by each person known to the Company to be a beneficial owner of more than 5% of any class of the Company's voting securities, by the Company's directors, by each of the executive officers of the Company who was among the five most highly compensated executive officers of the Company in 1996 and by directors and executive officers as a group are as follows:


Title of Class    Name and Address               Amount and Nature of
                  Of Beneficial Owner            Beneficial Ownership          Percent of Class

Common Stock      Colonial Management            530,000 shares               5.7%
                    Associates, Inc.
                  1 Financial Center
                  Boston, MA  02111

Common Stock      Michael Klein                  939,160 shares               10.1%
Preferred Stock   100 Shoreline Highway          3,305 shares                 23.8%
                  Building A, Suite 190
                  Mill Valley, CA 94941

Common Stock      Andrew J. McLaughlin, Jr.      1,009,391 shares             10.9%
                  61 Broadway
                  New York, NY 10006

Common Stock      Carl D. Glickman                76,000 shares <F1>           <F2>
                  The Leader Building,
                  Suite 1140
                  Cleveland, OH 44114

Common Stock      Israel Ingberman                 886,072 shares               9.5%
                  910 Sylvan Avenue
                  Englewood Cliffs, NJ  07632

Common Stock      Jack Rosen                      1,405,576 shares <F1><F3>    14.4%
                  910 Sylvan Avenue
                  Englewood Cliffs, NJ  07632

Common Stock      Joseph Rosen                    922,827 shares <F3><F4>      9.9%
                  910 Sylvan Avenue
                  Englewood Cliffs, NJ  07632

Common Stock      Bruce Slovin                     92,000 shares <F1>          1.0%
                  35 E. 62nd Street
                  New York, NY 10021

Common Stock      Joseph M. Giglio                 95,517 shares <F1>          1.0%
                  4350 East West Highway,
                  Suite 600
                  Bethesda, MD 20814

Common Stock      Richard S. Gordon                5,000 shares <F1>           <F2>
                  910 Sylvan Avenue
                  Englewood Cliffs, NJ 07632

Common Stock      Benjamin Geizhals                12,000 shares <F1>          <F2>
                  910 Sylvan Avenue
                  Englewood Cliffs, NJ 07632

Common Stock     All directors and                  3,494,992 shares <F1>      34.8%
                  executive officers
                  as a group (10 persons)

____________________
[FN]
<F1>  Includes shares of Common Stock issuable on exercise of outstanding stock options as follows: Mr. Rosen 500,000 shares; Mr. Giglio, 85,000 shares; Mr. Glickman, 75,000 shares; Mr. Slovin, 85,000 shares; Mr. Geizhals, 12,000 shares; Mr. Gordon, 5,000 shares; all directors and executive officers as a group, 762,000 shares.
<F2>  Less than 1%.
<F3>  Includes shares of common stock held by children as follows: Jack Rosen,
      19,500 shares and Joseph Rosen, 9,750 shares.
<F4>  Includes 19,500 shares of Common Stock held as Custodian for children.


     On October 25, 1996, Cede & Co. owned of record 6,274,773 shares of the Company's Common Stock, constituting 68% of the outstanding Common Stock. The Company understands those shares were held beneficially for members fo the New York Stock Exchange, some of whom may in turn have been holding shares beneficially for customers.

Item 13.    Certain Relationships and Related Transactions

     Transactions between the Company and members of its Board of Directors are described under "Compensation Committee Interlocks and Insider Participation."

Filing of Reports

     To the best of the Company's knowledge, no director, officer, or beneficial owner of more than 10% of the Company's stock failed to file on a timely basis reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended, with regard to the year ended June 30, 1996.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONTINENTAL HEALTH AFFILIATES, INC.



                                By:  /s/ Benjamin Geizhals
Date: October 30, 1996                   Benjamin Geizhals
                                Vice President and General Counsel