Form 10-Q
period 1996-09-30
CONTINENTAL HEALTH AFFILIATES INC
filed 1996-11-18
CIK 354761

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q



              Quarterly Report Pursuant to Section 13 OR 15 (d) of
                       the Securities Exchange Act of 1934

                     For the quarter ended September 30, 1996



                         Commission file number  0-11895


                        CONTINENTAL HEALTH AFFILIATES, INC.
              (Exact name of registrant as specified in its charter)


     Delaware                           22-2362097
(State of other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)


                                 910 Sylvan Avenue
                            Englewood Cliffs, NJ  07632
                     (Address of principal executive offices)


       Registrant's telephone number, including area code  (201) 567 - 4600



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No



     As of November 6, 1996, the Registrant had outstanding 9,291,166 shares of its $.01 par value Common Stock.

                        CONTINENTAL HEALTH AFFILIATES, INC.

                                       Index

                                                                     Page Number

PART I - FINANCIAL INFORMATION:

Item 1 Consolidated Balance Sheets September 30, 1996 (Unaudited)
        and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . .   2

       Consolidated Statements of Operations (Unaudited) for the three
       months ended September 30, 1996 and 1995  . . . . . . . . . . . . .   3

       Consolidated Statements of Cash Flows (Unaudited) for the three
       months ended September 30, 1996 and 1995  . . . . . . . . . . . . .   4

       Notes to Unaudited Consolidated Financial Statements  . . . . . .   5 - 6

Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . .7 - 10



PART II - OTHER INFORMATION                                                  11

         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

CONTINENTAL HEALTH AFFILIATES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                        September 30   June 30,
 Assets                                                   1996          1996
                                                        (Unaudited)
Current assets:
        Cash and cash equivalents                         $1,211        $2,900
        Patients' funds                                      190           184
        Accounts receivable, net of allowances for
          uncollectible accounts of $4,370 and $4,193     11,876        10,177
        Inventories                                        2,339         1,996
        Deferred income taxes                                822           822
        Prepaid expenses and other current assets          1,775         1,151
                   Total current assets                   18,213        17,230

Property and equipment, at cost, net of accumulated
    depreciation and amortization of $4,747 and $4,363    54,211        54,453
Deferred income taxes                                         52            52
Other assets                                               3,651         3,837

                   Total assets                          $76,127       $75,572


Liabilities and Stockholders' Equity

Current liabilities:
        Short-term borrowings                               $103          $128
        Current portion of long-term debt                  2,811         3,355
        Accounts payable                                   7,737         7,913
        Other current liabilities                          6,769         5,789
                   Total current liabilities              17,420        17,185

Long-term debt, net of current portion                    50,799        50,574
Deferred income                                               40            72
Other liabilities                                              8            16

Minority interest in subsidiary                            2,142         2,029

Mandatorily redeemable preferred stock
  (includes $216 current portion)                          3,500         3,500

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.02 par value; $100 liquidation
    preference; 1,000,000 shares authorized;
    13,884 shares outstanding                                  1             1
   Common stock, $.02 par value; 15,000,000 shares
    authorized; 9,288,716 and 9,286,216 shares
    outstanding                                              188           186
   Additional paid-in capital                             21,438        21,470
   Accumulated deficit                                   (19,409)      (19,461)

         Total stockholders' equity                        2,218         2,196

         Total liabilities and stockholders' equity      $76,127       $75,572

See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

                                                      (Unaudited)
                                           Three months ended September 30,
                                                   1996            1995
Revenues:
   Nursing home services                          $12,012           $9,336
   Infusion therapy and other medical services      6,782            6,302

      Total revenues                               18,794           15,638

Operating expenses:
   Personnel                                        8,777            7,442
   Medical and nutritional product                  3,123            3,218
   Health care and lodging                          2,564            2,735
   Selling, general and administrative              1,654            1,501
   Provision for uncollectible accounts               249              432
   Depreciation and amortization                      491              176

      Total operating expenses                     16,858           15,504

Income from operations                              1,936              134

Interest and dividend income                           29               91
Interest and other financing costs                 (1,719)            (242)
Other income, net                                     108              314
Minority interest in loss (earnings)
  of subsidiary                                      (113)             (87)

Income before income taxes                            241              210
Provision for income taxes                            189               --

Net income                                             52              210
Preferred dividends                                   (35)             (35)

   Net income available to common
    shareholders                                      $17             $175

Earnings per share:

   Net income available to common
    shareholders                                    $0.00            $0.02

Weighted average number of common and
  common equivalent shares                      9,783,350        7,941,409


See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

                                                         (Unaudited)
                                                    Three months ended
                                                        September 30,
                                                          1996      1995
Operating activities:
   Net income                                                $52      $210

   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                          491       176
      Amortization of deferred financing costs                43        15
      Provision for uncollectible accounts                   249       432
      Amortization of deferred income                        (32)     (292)
      Provision for deferred income taxes                    189        --
      (Gain) loss on foreign currency debt                   (77)      (24)
      Minority interest                                      113        87
      Increase (decrease) in cash due to changes in:
        Accounts receivable                               (1,948)   (1,394)
        Inventories                                         (343)      144
        Prepaid expenses and other current assets           (624)     (434)
        Other assets                                         143       (19)
        Accounts payable                                    (176)    1,206
        Other current liabilities                            796       663
        Other liabilities                                     (8)     (244)

        Net cash provided by (used in) operating
           activities                                     (1,132)      526

Investing activities:
   Expenditures for property and equipment                  (249)      (99)

        Net cash provided by (used in) investing
           activities                                       (249)      (99)

Financing activities:
   Conversion of trade payables into notes                   904        --
   Net proceeds from long-term borrowings                     --       515
   Payments of short-term borrowings                        (492)     (736)
   Payments of long-term borrowings                         (685)     (114)
   Payment of preferred dividends                            (35)      (35)

        Net cash used in financing activities               (308)     (370)

        Net increase (decrease) in cash and
           cash equivalents                               (1,689)       57
Cash and cash equivalents, beginning of the period         2,900       546

Cash and cash equivalents, end of the period              $1,211      $603

Supplemental disclosure of cash flow data:
   Interest paid                                          $1,276      $100
   Income taxes paid                                         $53        $0

See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.
(Unaudited)

Notes to Consolidated Financial Statements


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


2.  Basis of Presentation

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. In addition, during the quarter, management reviewed various estimates of certain liabilities and the adequacy of bad debt provisions and recorded an aggregate of $312,000 as credits. These are discussed in the management discussion and analysis section.

Operating results for the three month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for year end June 30, 1997.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

3.  Subsequent Event

On October 4, 1996, the Company completed an exchange offer to holders of its 14 % Subordinated Debentures that were due on September 1, 1996. The Company offered for each $1,000 principal amount of subordinated debentures a share of a new 11% convertible Preferred Stock with a liquidation preference of $1,000. Of the total of $1.2 million subordinated debentures outstanding, $474,000 principal elected to exchange into Series A 11% Convertible Preferred Stock.

CONTINENTAL HEALTH AFFILIATES, INC.
(Unaudited)

Notes to Consolidated Financial Statements



The new Preferred Stock will be convertible for three years into Continental Health common stock which, at the time of conversion, has a market value totalling 110% of the liquidation preference of the Preferred Stock. After the three years, the Preferred Stock will be convertible into common stock which has a market value totalling 100% of the liquidation preference of the Preferred Stock. Holders of the Preferred Stock will be entitled to dividends totalling $110 per share per year, equal to 11% of the liquidation preference of the Preferred Stock. After three years, Continental Health will have the right either to (1) redeem the Preferred Stock for $1,000 per share or (2) convert the outstanding Preferred Stock into Continental Health common stock which has a market value at the time of conversion equal to 100% of the liquidation preference of the Preferred Stock.

4.  Cash and Cash Equivalents

Cash and cash equivalents at September 30, 1996 and June 30, 1996 includes $1,094,000 and $691,000 respectively, held by Infu-Tech. In connections with Infu-Tech's initial public offering, a management and non-competition agreement between Continental and its 59% owned subsidiary, Infu-Tech, expiring September 30, 1997, prohibits Infu-Tech from lending money to (or borrowing money from) Continental and its other subsidiaries subsequent to December 31, 1992.

The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations

Three Months Ended September 30, 1996 and 1995 (Unaudited)

Total revenues were $3,156,000, or 20% higher for 1996 compared to 1995 in part because of revenues of $2,681,000 pertaining to the Heritage Facility acquired in October 1995. Revenues were negatively impacted by $535,000 attributable to the low census at the West Palm Beach, Florida nursing home as a result of a suspension of admissions which was removed in May 1996 and low occupancy during the summer in Florida.

Nursing home services revenues increased by $2,676,000, or 29%. Excluding revenues pertaining to the Heritage Facility, nursing home services revenues decreased by $5,000.

Infusion therapy and other medical services revenues increased by $480,000, or 8%, from $6,302,000 in 1995 to $6,782,000 in 1996, primarily due to a
$168,000, or 4%, increase in home infusion division revenues which was caused by a 11% increase in the number of patients serviced with improved pricing.

Due to the passage of time, it appeared that claims, against which the Company had established reserves, would not be made. Accordingly, during the quarter, the Company extinguished the reserves, resulting in $167,000 in revenue in the quarter.

Personnel costs increased by $1,335,000, or 18%. Excluding the Heritage Facility, personnel costs decreased by $102,000, or 1%.

Costs of medical and nutritional products sold to patients and other customers decreased by $95,000, or 3%, from $3,218,000 in 1995 to $3,123,000 in 1996. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs was 46% in 1996 and 51% in 1995. Infu-Tech is participating in group purchasing programs that make bulk purchases more economical and the cost of nutritional product for the quarter was based upon a physical inventory count at September 30, 1996.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $171,000 or 6% due to a $749,000 decrease of rent expense as a result of the acquisition of nursing homes which were previously leased, offset by expenses of the Heritage Facility. Excluding the Heritage Facility, health care and lodging expenses decreased by $688,000 or 25%.

Selling, general and administrative costs increased by $153,000 or 10%. Excluding the Heritage Facility, selling, general and administrative costs increased by $87,000, or 6% primarily due to an increase in legal fees and the engagement of an investor relations firm.

The provision for uncollectible accounts was 1.3% of revenues in 1996 and 2.8% in 1995. The reduced provision included the effects of a $146,000 reduction in the reserve for uncollectible accounts as a result of revised estimates of collectibility.

CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


As a result of the acquisition of four facilities in the October 31, 1995 refinancing, depreciation and amortization expenses increased by $315,000 and interest and other financing costs increased by $1,477,000.

Other income of $108,000 in 1996 consisted of amortization of deferred income of $32,000 and an unrealized foreign currency translation gain of $76,000. Other income of $314,000 in 1995 consisted of amortization of deferred income of $290,000 and an unrealized foreign currency translation gain of $24,000.

Minority interest in profit of subsidiary of $113,000 in 1996 and $87,000 in 1995 represents the portion of the net income of Infu-Tech allocable to minority stockholders.

The provision for income taxes in fiscal 1996 reflects the utilization of the Company's net operating losses in the prior fiscal year.

The preferred stock dividend related to 5% exchangeable preferred stock. Dividends on subsidiaries' preferred stock issued as part of the October 31, 1995 refinancing are accounted for under interest and financing costs.

The net income for the quarter was negatively impacted due to the low occupancy rate at the Company's West Palm Beach, Florida, long term care facility. Its operating loss was $391,000. On the other hand, during the quarter, the adjustments in the accounts receivable reserves and related liabilities, as discussed above, increased first quarter consolidated results by $312,000.

The net income available to common shareholders in 1996 was $17,000 or 0 cents per share compared to net income available to common shareholders in 1995 of $175,000 or 2 cents per share.


Liquidity and Capital Resources

At September 30, 1996, the Company had stockholders' equity of $2,218,000 and total liabilities of $71,767,000. The total liabilities at September 30, 1996 included debt of $54,299,000, which included SFr 735,795 (approximately $494,000) principal amount of 6% Swiss franc denominated convertible bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $494,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998; $272,000 principal amount of a secured loan ("Secured Loan") due November 1997; $1,213,000 principal amount of 8% notes due 1999; and $3,400,000 principal amount of 6% notes due 2003.

On October 4, 1996, an Exchange Offer made by the Company to exchange shares of a new 11% Convertible Preferred Stock for all its remaining 14-1/8% Subordinated Debentures due September 1, 1996 expired. $474,000 face amount of debentures were exchanged and $474,000 was returned to the Company from the escrow account which had been established with the Trustee to repay the holders.

On October 31, 1995, the Company made a 15 year borrowing of $41.0 million secured by mortgages on four of the Company's nursing homes and a five year borrowing of $1.5 million secured by 8 acres of land in West Orange, New Jersey. In addition, four subsidiaries of the Company sold preferred stock for a total of $3.5 million. The $46.0 million borrowing (three of which previously had been operated by the Company under leases and the fourth of which the Company had sold in 1990 and managed under

CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


a management contract since then) and to repay $301,000, and extend the balance of a $601,000 secured note which would have matured in December 1995. At the same time, the Company converted $1,476,000 of trade payables into a three year note. Subsequently, in September 1996 the Company converted an additional $904,467 of trade payables into one to three year notes. The current portion of the total borrowings issued on October 31, 1995 totals $1.2 million.

When the Bonds matured on June 27, 1995, SFr 2,900,000 (approximately $2,525,000) principal amount, together with accrued interest of SFr 174,000 (approximately $152,000), was outstanding. Between June 30, 1995 and June 30, 1996, the Company acquired SFr 2,164,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,122,375 and $315,000 plus a SFr 619,500 note maturing in June 1998. In September 1996, the Company deposited $78,000 with its agent in Switzerland against SFr 85,000 principal amount of Bonds (with interest) being redeemed.

The Company's cash and cash equivalents balance decreased from $2,900,000 at June 30, 1996 to $1,211,000 at September 30, 1996. Included in the September 30, 1996 balance is $1,094,000 held by Infu-Tech. In connections with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from lending money to (or borrowing money from) the remainder of the Company.

The Company in total used $1,132,000 of cash in operating activities primarily due to an increase in accounts receivable of $1,948,000, an increase in prepaid and other current assets of $624,000, a decrease in accounts payable of $176,000 offset by an increase in other current liabilities of $796,000 and net income of $52,000. Of the $1,948,000 increase in accounts receivable, $1,041,000 is attributable to Infu-Tech. At September 30, 1996, the balance in net accounts receivable for Infu-Tech was 13% higher than the balance at June 30, 1996. Infu-Tech's overall outstanding net accounts receivable has increased from 84 days sales at June 30, 1996 to 91 days sales at September 30, 1996, primarily as a result of a slow down in payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims. As a result, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected. This is an industry-wide problem and Infu-Tech believes that claims processing will improve and the days' sales outstanding of accounts receivable will decrease as these problems are resolved. The increase in accounts receivable attributable to the nursing home division was due to an accrual of retroactive Medicare payments resulting from anticipated rate adjustments. The Company (excluding Infu-Tech) used $1,566,000 of cash in operating activities.

The Company has no arrangements under which it can make borrowings. At September 30, 1996, the Company had working capital of $793,000. Excluding Infu-Tech, which had working capital of $4.9 million, the Company's working capital was a deficit of $4,145,000. Further, at September 30, 1996, Infu-Tech's cash and cash equivalents of $1,094,000 were $403,000 more than the balance of $691,000 at June 30, 1996 and its accounts payable of $3,735,000 were $956,000 higher than the $2,779,000 at June 30, 1996.

During the quarter ended September 30, 1996, the Company repaid $685,000 of long-term borrowings and paid preferred dividends of $35,000.

At September 30, 1996, the Company had approximately $2.8 million of debt due in 1997 primarily

CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


relating to the Nomura financing debt (the October 1995 loan used to acquire four nursing homes). In November 1996, the Company will begin to make mandatory redemption payments of its subsidiaries' Preferred Stock of $73,000 per month (principal and interest).

The Company does not have any material commitments for capital expenditures.

The Company believes that it will be able to generate sufficient funds to meet ongoing obligations from operating cash flow or the realization of assets into cash.

CONTINENTAL HEALTH AFFILIATES, INC.


Part II   Other Information

  Item 1  Legal Proceedings
          The action entitled Rubin v. Continental Health Affiliates as reported in the annual report on Form 10-K (item 3) for the year ended June 30, 1996, has been settled. The settlement does not have a material adverse effect upon the Company's financial condition or results of operations.

          The West Palm Beach, Florida nursing home was re-surveyed in October 1996 and found to be in substantial compliance thereby abrogating further regulatory action. Settlement of a proposed fine recommended by the State agency because of prior state survey deficiencies would not have a material adverse effect upon the Company's financial condition or results of operations.

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

             .1 Calculation of earnings per share - three months ended September 30, 1996.

             .2 Calculation of earnings per share - three months ended September 30, 1995.

          B. Reports on Form 8-K during the quarter ended September 30,
             1996:                                                 NONE

CONTINENTAL HEALTH AFFILIATES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Continental Health Affiliates, Inc.


Date   November 18, 1996                 /s/  Jack Rosen
                                         Jack Rosen
                                         Chairman and Director
                                         (Chief Executive Officer)



Date   November 18, 1996                 /s/ S. Colin Neill
                                         S. Colin Neill
                                         Vice President and
                                         Chief Financial Officer

Exhibit A.1


CONTINENTAL HEALTH AFFILIATES, INC.
Calculation of Earnings Per Share (Unaudited)



                     Three Months ended September 30, 1996


                                                                  Primary


Net income available to common shareholders                    $  17,000


Adjustment of shares outstanding:
    Weighted average number of shares outstanding              9,288,216
    Average net additional equivalent shares issuable            495,134


Weighted average number of common shares and common
 shares equivalent                                             9,783,350


Earnings per share                                             $      0

Exhibit A.2


CONTINENTAL HEALTH AFFILIATES, INC.
Calculation of Earnings Per Share (Unaudited)



                     Three Months ended September 30, 1995


                                                                  Primary


Net income available to common shareholders                    $  175,000


Adjustment of shares outstanding:
    Weighted average number of shares outstanding               7,941,409
    Average net additional equivalent shares issuable              ---


Weighted average number of common shares and common
 shares equivalent                                              7,941,409


Earnings per share                                               $   0.02