Form 10-Q
period 1996-12-31
CONTINENTAL HEALTH AFFILIATES INC
filed 1997-02-19
CIK 354761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



          Quarterly Report Pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

                  For the quarter ended December 31, 1996



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




     As of February 7, 1997, the Registrant had outstanding 9,517,401 shares of its $.01 par value Common Stock.

                    CONTINENTAL HEALTH AFFILIATES, INC.

                                   Index



                                                                     Page Number


PART I - FINANCIAL INFORMATION:

Item 1 Consolidated Balance Sheets December 31, 1996 (Unaudited)
       and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   2

      Consolidated Statements of Operations (Unaudited) for the three
      months ended December 31, 1996 and 1995  . . . . . . . . . . . . . .   3

      Consolidated Statements of Operations (Unaudited) for the six months
       ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .   4

      Consolidated Statements of Cash Flows (Unaudited) for the six months
       ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .   5

      Notes to Unaudited Consolidated Financial Statements . . . . . . . .   6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . . . . . . . . . . . . . .7 - 12



PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  13

       Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

CONTINENTAL HEALTH AFFILIATES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                    December 31,  June 30,
 Assets                                             1996           1996
                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                        $1,819        $2,900
   Patients' funds                                     188           184
   Accounts receivable, net of allowances for
     uncollectible accounts of $4,316 and $4,193    12,564        10,177
   Inventories                                       1,930         1,996
   Deferred income taxes                               822           822
   Prepaid expenses and other current assets         1,738         1,151
        Total current assets                        19,061        17,230

Property and equipment, at cost,
  net of accumulated depreciation
  and amortization of $5,408 and $4,363             53,669        54,453
Deferred income taxes                                   52            52
Other assets                                         3,623         3,837

        Total assets                               $76,405       $75,572


Liabilities and Stockholders' Equity

Current liabilities:
   Short-term borrowings                              $106          $128
   Current portion of long-term debt                 1,541         3,355
   Mortgage debt due within one year                 6,250             0
   Accounts payable                                  8,736         7,913
   Other current liabilities                         6,418         5,789
         Total current liabilities                  23,051        17,185

Long-term debt, net of current portion              44,908        50,574
Deferred income                                          9            72
Other liabilities                                       11            16

Minority interest in subsidiary                      2,260         2,029

Manditorily redeemable preferred stock
 (includes $875 current portion)                     3,427         3,500

Commitments and contingencies

Stockholders' equity:

   Preferred stock, $.02 par value;
    $100 liquidation preference;
    1,000,000 shares authorized;
    13,884 shares outstanding                            1             1
   Series A 11% Convertible Preferred stock,
    $.02 par value; $1,000 liquidation
    preference, 34 shares outstanding                   34             0
   Common stock, $.02 par value; 15,000,000
    shares authorized; 9,511,901 and
           9,286,216 shares outstanding                190           186
   Additional paid-in capital                       21,877        21,470
   Accumulated deficit                             (19,363)      (19,461)

         Total stockholders' equity                  2,739         2,196

         Total liabilities and stockholders'
           equity                                  $76,405       $75,572

See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

                                                          (Unaudited)
                                                        Three months ended
                                                            December 31,
                                                         1996         1995
Revenues:
   Nursing home services                                $11,035       $11,617
   Infusion therapy and other medical services            6,724         6,335

        Total revenues                                   17,759        17,952

Operating expenses:
   Personnel                                              8,794         8,478
   Medical and nutritional product                        2,971         3,222
   Health care and lodging                                2,387         2,871
   Selling, general and administrative                    2,011         1,346
   Provision for uncollectible accounts                     333           590
   Depreciation and amortization                            586           353

        Total operating expenses                         17,082        16,860

        Income from operations                              677         1,092
Interest and dividend income                                 26            39
Interest and other financing costs                       (1,441)         (958)
Other income (expense), net                                 (74)          126
Minority interest in earnings of subsidiary                (118)         (132)

        Income (loss) before income taxes,
         extraordinary items                               (930)          167

Provision  for income taxes                                 199             0

        Income (loss) from continuing operations
         before extraordinary items                      (1,129)          167

Extraordinary items:
   Gain on forfeited deposit                                300             0
   Gain on disposal of assets                               875             0

        Net income                                           46           167

Preferred dividends                                         (60)            0

        Net income (loss) available to common
         shareholders                                      ($14)         $167

Income (loss) per share:

   Income (loss) before extraordinary items              ($0.12)        $0.02
   Extraordinary items                                     0.12             0


        Net income available to common
         shareholders                                     $0.00         $0.02

Weighted average number of common and common
 equivalent shares                                    9,941,012     7,913,337

See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

                                                         (Unaudited)
                                                 Six months ended December 31,
                                                     1996         1995
Revenues:
   Nursing home services                           $23,017       $20,952
   Infusion therapy and other
     medical services                               13,505        12,637

        Total revenues                              36,522        33,589

Operating expenses:
   Personnel                                        17,570        15,919
   Medical and nutritional product                   6,094         6,440
   Health care and lodging                           4,951         5,607
   Selling, general and administrative               3,665         2,847
   Provision for uncollectible accounts                582         1,023
   Depreciation and amortization                     1,077           529

        Total operating expenses                    33,939        32,365

        Income from operations                       2,583         1,224
Interest and dividend income                            54           130
Interest and other financing costs                  (3,160)       (1,199)
Other income , net                                      65           440
Minority interest in earnings of subsidiary           (231)         (219)

    Income (loss) before income taxes and
     extraordinary items                              (689)          376

Provision for income taxes                             388             0

  Income (loss) from continuing operations
    before extraordinary items                      (1,077)          376

Extraordinary items:
   Gain on forfeited deposit                           300             0
   Gain on disposal of asset                           875             0

        Net income                                      98           376

Preferred dividends                                    (95)          (35)

   Net income available to common shareholders          $3          $341

Income (loss) per share:

   Income (loss) before extraordinary items         ($0.12)        $0.04
   Extraordinary items                                0.12             0


        Net income available to common
         shareholders                               ($0.00)        $0.04

Weighted average number of common and
 common equivalent shares                        9,887,430     7,871,698

See accompanying notes to consolidated financial statements.

CONTINENTAL HEALTH AFFILIATES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

                                                            (Unaudited)
                                                          Six months ended
                                                            December 31,
                                                             1996      1995
Operating activities:
  Net income                                                  $98      $376

  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                          1,077       529
     Amortization of deferred financing costs                145        50
     Provision for uncollectible accounts                    582     1,023
     Amortization of deferred income                          63      (480)
     Gain in translation of foreign currency debt            (80)      (23)
     Minority interest                                       231       219
     Net gains on extinguishment of debt                       0        50
     Increase (decrease) in cash due to changes in:
       Patients' funds                                         4         0
       Accounts receivable                                (2,969)   (2,817)
       Inventories                                            66       (63)
       Prepaid expenses and other current assets            (587)     (235)
       Other assets                                           69    (2,724)
       Accounts payable                                      823    (1,235)
       Other current liabilities                             553       957
       Other liabilities                                      (5)     (152)

       Net cash provided by (used in) operating
         activities                                           70    (4,525)

Investing activities:
   Expenditures for property and equipment                  (293)  (39,082)

       Net cash provided by (used in) investing
        activities                                          (293)  (39,082)

Financing activities:
   Conversion of trade payables into notes                   904         0
   Net proceeds from long-term borrowings                      0    47,592
   Payments of short-term borrowings                        (647)     (774)
   Payments of long-term borrowings                       (1,560)     (643)
   Payment of preferred dividends                            (48)      (35)
   Debt to equity conversion                                 474         0
   Net proceeds from exercise of common stock options         19       115

       Net cash used in financing activities                (858)   46,255

       Net increase (decrease) in cash and cash
        equivalents                                       (1,081)    2,648
Cash and cash equivalents, beginning of the period         2,900       546

Cash and cash equivalents, end of the period              $1,819    $3,194

Supplemental disclosure of cash flow data:
   Interest paid                                          $2,831        $0
   Income taxes paid                                         $53      $100

Non cash investing and financing activity:

   Property and equipment obtained under capital
    lease obligation                                          --      $216
   Acquisition of property and equipment for
    foregiveness of receivable                                --    $7,399
   Debt to equity conversion                                $474        --
   Dividend conversion                                       $47        --

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. In addition, during the six months, management reviewed various estimates of certain liabilities and the adequacy of bad debt provisions and recorded an aggregate of $416,408 as credits. Significant items are discussed in the management discussion and analysis section.

    Operating results for the six month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for year end June 30, 1997.

    These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

CONTINENTAL HEALTH AFFILIATES, INC.
(Unaudited)

Notes to Consolidated Financial Statements



3.  Cash and Cash Equivalents

    Cash and cash equivalents at December 31, 1996 and June 30, 1996 includes $1,098,000 and $691,000 respectively, held by Infu-Tech. In connections with Infu-Tech's initial public offering, a management and non-competition agreement between Continental and its 59% owned subsidiary, Infu-Tech, expiring September 30, 1997, prohibits Infu-Tech from lending money to (or borrowing money from) Continental and its other subsidiaries subsequent to December 31, 1992.

    The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

4.  Exchange Offer

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

    During the quarter, $440,000 face amount of the Series A
    Convertible Preferred Stock converted into common stock of the Company, leaving $34,000 face amount of the Series A Convertible Preferred Stock outstanding at December 31, 1996.

CONTINENTAL HEALTH AFFILIATES, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations

Three Months Ended December 31, 1996 and 1995 (Unaudited)

Total revenues were $193,000, or 1% lower for 1996 compared to 1995. Revenues were negatively impacted by $913,000 attributable to the continuing low census at the West Palm Beach, Florida nursing home. Revenues in the prior period included $600,000 attributable to the Hilltop facility sold in May 1996.

Infusion therapy and other medical services revenues increased by $389,000, or 6%, from $6,335,000 in 1995 to $6,724,000 in 1996, partially due to a $164,000, or 11%, increase in contract service division revenues. These revenues are comprised of enteral nutrition therapy and other products provided to patients in long-term care facilities. Home infusion division revenues increased by $147,000 or 3% partially attributed to a 27% increase in the number of patients serviced. These patients experienced shorter terms of therapy as well as discounted pricing negotiated with managed care companies.

Due to the passage of time, it appeared that claims, against which the Company had established reserves, would not be made. Accordingly, during the quarter, the Company extinguished the reserves, resulting in $66,000 in revenue in the quarter.

Personnel costs increased by $316,000, or 4% partially attributable to expansion of the home infusion sales force and to support the 27% increase in the number of home infusion patients serviced. Excluding the Heritage facility that was acquired with the October 1995 Nomura financing, personnel costs decreased by $284,000. In addition, 24% of the total increase is attributable to executive incentive compensation, paid with respect to the prior year.

Costs of medical and nutritional products sold to patients and other customers decreased by $251,000, or 8%, from $3,222,000 in 1995 to $2,971,000 in 1996. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs was 44% in 1996 and 51% in 1995. The improvement is partially attributable to Infu-Tech s participating in group purchasing programs that make bulk purchases more economical.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $484,000 or 17% partially due to a reduction in rent expense as a result of the acquisition of nursing homes which were previously leased. As a corollary, interest expense has increased (see below).

Selling, general and administrative costs increased by $665,000 or 49% primarily due to increased insurance and other related costs attributable to the acquisition of four facilities on October 31, 1995, increases in legal fees, the engagement of an investor relations firm and distribution costs incurred to support the 27% increase in home infusion patients serviced.

The provision for uncollectible accounts was 2% of revenues in 1996 and 3% in 1995.

CONTINENTAL HEALTH AFFILIATE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of the acquisition of four facilities in the October 31, 1995 refinancing, depreciation and amortization expenses increased by $233,000 and interest and other financing costs increased by $483,000.

Other income (expense) net, of $74,000 in 1996 consisted of amortization of deferred income of $32,000 and an unrealized foreign currency translation gain of $3,000 offset by $115,000 of legal settlements. Other income (expense) net, of $126,000 in 1995 consisted of amortization of deferred income of $77,000 and gains on bonds repurchased of $50,000 offset by an unrealized translation loss.

Minority interest in profit of subsidiary of $118,000 in 1996 and $132,000 in 1995 represents the portion of the net income of Infu-Tech allocable to minority stockholders and reflects the exhaustion of net operating loss carryforwards which were available in 1995.

The provision for income taxes of $199,000 in 1996 reflects a full tax charge for Infu-Tech, a 59% owned subsidiary which files its own federal tax return.

The preferred stock dividend does not include the mandatorily redeemable preferred stock issued as part of the October 31, 1995 refinancing which is accounted for under interest and financing costs.

The net loss applicable to common shareholders in 1996 was $14,000 or 0 cents per share compared to net income available to common shareholders in 1995 of $167,000 or 2 cents per share.

Six Months Ended December 31, 1996 and 1995 (Unaudited)

Total revenues were $2,933,000, or 9% higher in the 1996 period compared to the same period of the prior year. This is due to an improved patient mix yielding higher reimbursement while being partially offset by lower occupancy at the West Palm Beach facility.

Infusion therapy and other medical services revenues increased by $868,000, or 7%, from $12,637,000 in 1995 to $13,505,000 in 1996, primarily due to a $315,000, or 3%, increase in home infusion division revenues. This increase is primarily attributed to a 19% increase in the number of patients serviced. These patients experienced shorter terms of therapy as well as discounted pricing negotiated with managed care companies.

Personnel costs increased by $1,651,000. Excluding the Heritage facility that was acquired with the October 1995 Nomura financing, personnel costs decreased by $386,000. Primarily attributed to normal cost of living increases, use of Company personnel to perform some services previously performed by outside consultants, higher Infu-Tech nursing costs incurred to support the 19% increase in home infusion patients serviced, increased Infu-Tech pharmacy payroll, as well as an increasing geographical coverage through Infu-Tech sales force expansion and executive incentive compensation, paid with respect to the prior year.

Costs of medical and nutritional products sold to patients and other customers decreased by $346,000, or 5%, from $6,440,000 in 1995 to $6,094,000 in 1996. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs decreased from 51% in 1995 to 45% in 1996. The improvement in the nutritional product costs as a percentage of sales is partially attributable to Infu-Tech s participation in group purchasing programs.

CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $656,000 or 12%. This was primarily because the Company began performing services which previously had been performed by outside consultants. This moved the cost from health care and lodging to personnel costs.

Selling, general and administrative costs increased by $818,000, or 29%, primarily as a result of increased insurance and other related costs attributable to the acquisition of four facilities on October 31, 1995, increases in legal fees, the engagement of an investor relations firm and distribution costs incurred to support the 19% increase in home infusion patients serviced.

The provision for uncollectible accounts was 2% of revenues in 1996 and 3% of revenues in 1995.

Due to an October 31, 1995 refinancing for the acquisition of four facilities, depreciation and amortization expenses increased by $548,000 and interest and other financing costs increased by $1,961,000.

Other income, net of $65,000 in 1996 primarily consisted of $63,000 of amortization of a $628,000 payment received by the Company in 1992 as consideration for Infu-Tech releasing the buyer of the Company s former Home Nursing Division from an agreement not to sell infusion therapy services and the Company s agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years, and an unrealized foreign currency translation gain of $80,000 offset by $115,000 of legal settlements. Other income, net of $440,000 in 1995 consisted of amortization of deferred income of $367,000, $50,000 gains on bonds repurchased and an unrealized foreign currency translation gain of $23,000.

Minority interest in earnings of subsidiary of $231,000 in 1996 and $219,000 in 1995 represents the portion of the net income of Infu-Tech allocable to minority stockholders and reflects the exhaustion of net operating loss carryforwards which were available in 1995.

The provision for income taxes of $388,000 in 1996 reflects a full tax charge for Infu-Tech, a 59% owned subsidiary which files its own federal tax return.

The preferred stock dividend does not include the mandatorily redeemable preferred stock issued as part of the October 31, 1995 refinancing which is accounted for under interest and financing costs.

The net income available to common shareholders in 1996 was $3,000 or 0 cents per share compared to a net income available to common shareholders in 1995 of $341,000 or $.04 per share.


Liquidity and Capital Resources

At December 31, 1996, the Company had stockholders' equity of $2,739,000 and total liabilities of $71,406,000. At December 31, 1996 debt amounted to $56,126,000, the majority of which arose from the acquisition of four facilities under the Nomura refinancing. Other debt included SFr 699,005 (approximately $522,000) principal amount of 6% Swiss franc denominated convertible bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $462,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998; $207,000 principal amount of a secured loan ("Secured Loan") due November 1997; $1,213,000 principal amount of 8% notes due 1999; and $3,400,000 principal amount of 6% notes due 2003.

CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On October 4, 1996, an Exchange Offer made by the Company to exchange shares of a new 11% Convertible Preferred Stock for all its remaining 14 % Subordinated Debentures due September 1, 1996 expired. $474,000 face amount of debentures were exchanged and $474,000 was returned to the Company from the escrow account which had been established with the Trustee to repay the holders. As of December 31, 1996 $440,000 face amount had been converted into common shares of the Company, leaving $34,000 face amount of the Series A Convertible Preferred Stock outstanding.

On October 31, 1995, the Company made a 15 year borrowing of $41.0 million secured by mortgages on four of the Company's nursing homes and a five year borrowing of $1.5 million secured by 8 acres of land in West Orange, New Jersey. In addition, four subsidiaries of the Company sold preferred stock for a total of $3.5 million. The $46.0 million borrowing allowed the Company to purchase 4 nursing homes (three of which previously had been operated by the Company under leases and the fourth of which the Company had sold in 1990 and managed under a management contract since then) and to repay $301,000, and extend the balance of a $601,000 secured note which would have matured in December 1995. At the same time, the Company converted $1,476,000 of trade payables into a three year note. In September 1996 the Company converted an additional $904,467 of trade payables into one to three year notes.

The Company sold the 8 acres of land which secured a five year $1.5 million loan and utilized the proceeds to pay-down that borrowing, leaving a balance of $454,000. The Company has the right to prepay that loan in full by December 31, 1997 and take a $150,000 credit, which it intends to do.

When the Bonds matured on June 27, 1995, SFr 2,900,000 (approximately $2,525,000) principal amount, together with accrued interest of SFr 174,000 (approximately $152,000), was outstanding. Between June 30, 1995 and June 30, 1996, the Company acquired SFr 2,164,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,122,375 and $315,000 plus a SFr 619,500 note maturing in June 1998. As of December 31, 1996, the Company had acquired an additional SFr 85,000 principal amount of bonds (with interest) for $78,000.

The Company's cash and cash equivalents balance decreased from $2,900,000 at June 30, 1996 to $1,819,000 at December 31, 1996.
Included in the December 31, 1996 balance is $1,098,000 held by Infu-Tech. In connections with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from lending money to (or borrowing money from) the remainder of the Company.

The Company in total provided $70,000 of cash from operating activities primarily due to an increase in accounts receivable of $2,969,000 and an increase in prepaid and other current assets of $587,000, offset by an increase in accounts payable of $823,000, increase in other current liabilities of $553,000 and net income of $98,000. Of the $2,969,000 increase in accounts receivable, $1,129,000 is attributable to Infu-Tech. At December 31, 1996, the balance in net accounts receivable for Infu-Tech was 10% higher than the balance at June 30, 1996. Infu-Tech's net accounts receivable has increased from 84 days sales at June 30, 1996 to 88 days sales at December 31, 1996, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims. As a result, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected. The increase in accounts receivable attributable to the nursing home division was due to an

CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

accrual of retroactive Medicare payments resulting from anticipated rate adjustments. The Company (excluding Infu-Tech) used $401,000 of cash in operating activities.

The Company has no arrangements under which it can make borrowings. At December 31, 1996, the Company had a working capital deficit of $3,990,000. Excluding Infu-Tech, which had working capital of $5.2 million, the Company had a working capital deficit of $9,177,000. Further, at December 31, 1996, Infu-Tech's cash and cash equivalents of $1,098,000 were $407,000 more than the balance of $691,000 at June 30, 1996 and its accounts payable of $3,374,000 were $595,000 higher than the $2,779,000 at June 30, 1996.

During the six months ended December 31, 1996, the Company repaid
$1,560,000 of long-term borrowings and paid preferred dividends of $48,000.

At December 31, 1996, the Company had approximately $7.8 million of debt due in 1997 including $6.2 million of mortgage debt which it intends to prepay or refinance in 1997. In December 1996, the Company began to make mandatory principal redemption payments of its subsidiaries' Preferred Stock of $73,000 per month.

The Company does not have any material commitments for capital expenditures.

While the Company is experiencing tight cash flow constraints, it is focused on generating sufficient funds through operating cash flow or the realization of assets into cash to meet ongoing obligations.

CONTINENTAL HEALTH AFFILIATES, INC.


Part II     Other Information

      Item 1   Legal Proceedings                    NONE

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

                 .1 Calculation of earnings per share - six months ended December 31, 1996.

                 .2 Calculation of earnings per share - six months ended December 31, 1995.

               B.    Reports on Form 8-K during the quarter ended
                     December 31, 1996:                  NONE

CONTINENTAL HEALTH AFFILIATES, INC.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Continental Health Affiliates, Inc.


Date February 19, 1997            /s/  Jack Rosen
                                  Jack Rosen
                                  Chairman and Director
                                  (Chief Executive Officer)



Date February 19, 1997            /s/ S. Colin Neill
                                  S. Colin Neill
                                  Vice President and
                                  Chief Financial Officer

Exhibit A.1


CONTINENTAL HEALTH AFFILIATES, INC.
Calculation of Earnings Per Share (Unaudited)



                       Six Months ended December 31, 1996


                                                                Primary



Net income available to common shareholders                  $   3,000

Adjustment of shares outstanding:
  Weighted average number of shares outstanding              9,341,797
  Average net additional equivalent shares issuable            545,633


Weighted average number of common shares and common
 shares equivalent                                           9,887,430


Earnings per share                                           $   0.00

Exhibit A.2


CONTINENTAL HEALTH AFFILIATES, INC.
Calculation of Earnings Per Share (Unaudited)



                       Six Months ended December 31, 1995


                                                               Primary


Net income available to common shareholders                  $ 341,000


Adjustment of shares outstanding:
  Weighted average number of shares outstanding              7,871,698
  Average net additional equivalent shares issuable              ---


Weighted average number of common shares and common shares
 equivalent                                                  7,871,698


Earnings per share                                           $    .04