Form 10-Q
period 1997-03-31
CONTINENTAL HEALTH AFFILIATES INC
filed 1997-05-20
CIK 354761

------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1997

                        Commission File Number 0-11895

                      CONTINENTAL HEALTH AFFILIATES, INC.
            (Exact name of registrant as specified in its charter)


         Delaware                                   22-2362097
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                 910 Sylvan Avenue, Englewood Cliffs, NJ 07632
                   (Address of principal executive offices)

                                (201) 567-4600
              Registrant's telephone number, including area code




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of May 13, 1996, the Registrant had outstanding 10,120,151 shares of its $.02 par value Common Stock.



-----------------------------------------------------------------------------

                      CONTINENTAL HEALTH AFFILIATES, INC.

                                     Index


Part I - Financial Information:
                                                                           Page
      Item 1

      Consolidated Balance Sheets at March 31, 1997 (Unaudited)
        and June 30, 1996............................................         3

      Consolidated Statements of Operations (Unaudited) for the three months
        and nine months ended March 31, 1997 and 1996................         4

      Consolidated Statements of Cash Flows (Unaudited) for the nine months
        ended March 31, 1997 and 1996................................     5 - 6

      Notes to Unaudited Consolidated Financial Statements...........     7 - 8

      Item 2

      Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................    9 - 13

Part II - Other Information..........................................        14

      Signatures.....................................................        17

                                            CONTINENTAL HEALTH AFFILIATES, INC.
                                                Consolidated Balance Sheets
                                                  (Dollars in thousands)
                                                                                             March 31,    June 30,
                                                                                               1997          1996
                                                                                               ----          ----
                                                                                           (Unaudited)
                                                 ASSETS
Current assets:
   Cash and cash equivalents..............................................................$        691     $    2,900
   Patients' funds........................................................................         188            184
   Accounts receivable, net of allowances for uncollectible accounts
     of $3,958 and $3,712.................................................................      13,265         10,177
   Inventories............................................................................       1,664          1,996
   Deferred income taxes..................................................................         822            822
   Prepaid expenses and other current assets..............................................       1,358          1,151
                                                                                          ------------    -----------

       Total current assets...............................................................      17,988         17,230

Property and equipment, at cost, net of accumulated depreciation
   and amortization of $5,926 and $4,363..................................................      53,261          54,453
Deferred income taxes.....................................................................          52              52
Goodwill, net.............................................................................         142             --
Other assets..............................................................................       4,288          3,837
                                                                                          ------------    -----------

       Total assets.......................................................................$      75,731   $    75,572
                                                                                          =============   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings..................................................................$        105    $       128
   Current portion of long term debt......................................................       8,107          3,355
   Income Taxes payable...................................................................         461            --
   Accounts payable.......................................................................       9,224          7,913
   Other current liabilities..............................................................       4,646         5 ,789
                                                                                          ------------    -----------

       Total current liabilities..........................................................      22,543         17,185

Long-term debt, net of current portion ...................................................      42,958         50,574
Deferred income...........................................................................        --               72
Other liabilities.........................................................................        --               16

Minority interest in subsidiary   ........................................................       2,345          2,029

Mandatorily redeemable preferred stock (includes $875 current portion)....................       3,208          3,500

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.02 par value; $100 liquidation preference; 1,000,000
     shares authorized; 13,884 shares outstanding ........................................           1              1
   Series A 11% Convertible Preferred stock $.02 par value, $1,000 liquidation
     preference, 34 shares outstanding....................................................          34            --
   Common stock, $.02 par value; 15,000,000 shares authorized; 10,120,151
     and 9,286,216 shares outstanding ....................................................         202            186
   Additional paid-in capital.............................................................      23,401         21,470
   Accumulated deficit....................................................................     (18,961)       (19,461)
                                                                                          --------------  ------------

       Total stockholders' equity.........................................................       4,677          2,196
                                                                                          ------------    -----------

       Total liabilities and stockholders' equity.........................................$      75,731   $    75,572
                                                                                          =============   ===========


See accompanying notes to consolidated financial statements


                                               CONTINENTAL HEALTH AFFILIATES, INC.
                                              Consolidated Statements of Operations
                                        (Dollars in thousands, except per share amounts)


                                                               Three Months Ended March 31,    Nine Months Ended March 31,
                                                               ----------------------------    ---------------------------
                                                                   1997            1996           1997             1996
                                                                   ----            ----           ----             ----
                                                                                          (Unaudited)
Revenues:
   Nursing home services......................................$      10,159  $     11,465        $    33,177    $    32,417
   Infusion therapy and other medical services................        6,935         6,314             20,439         18,951
                                                              -------------  ------------        -----------    -----------

           Total revenues.....................................       17,094        17,779             53,616         51,368
                                                              -------------  ------------        -----------    -----------

Operating expenses:
   Personnel  ................................................        8,357           8,518           25,927         24,437
   Medical and nutritional product............................        3,355           3,139            9,449          9,579
   Health care and lodging....................................        2,480           2,250            7,431          7,857
   Selling, general and administrative........................        1,680           1,770            5,461          4,617
   Provision for uncollectible accounts.......................          163            230               746          1,253
   Depreciation and amortization..............................          534            490             1,610          1,019
                                                              -------------  -------------       -----------    -----------

           Total operating expenses...........................       16,569           16,397          50,624         48,762
                                                              -------------  ---------------     -----------    -----------
              Income from operations..........................          525           1,382            2,992          2,606
Interest and dividend income..................................           14             38                68            168
Interest and other financing costs............................       (1,333)          (1,472)         (4,492)        (2,671)
Other income (expense), net...................................          236            220               416            660
Minority interest in earnings of subsidiary...................          (85)          (109)             (316)          (328)
                                                              -------------    ------------      -----------    -----------
              Income (loss) before income taxes and
                  extraordinary items.........................         (643)            59            (1,332)           435

Provision for income taxes....................................          147            --                535            --
                                                              -------------    -----------       -----------    ----------

              Income (loss) from continuing operations
                  before extraordinary items..................         (790)            59            (1,867)           435
                                                              -------------    -----------       -----------    -----------

Extraordinary items:
   Gain on extinguishment of liabilities      ................        1,192            --              1,192             --
   Gain on forfeited deposit..................................          --             --                300
   Gain on disposal of assets.................................          --             --                875            --
                                                              -------------    -----------       -----------    ----------

              Net income......................................          402             59               500            435

Preferred dividends...........................................          (35)           (35)             (130)           (70)
                                                              -------------    -----------       -----------    -----------

              Net income available to common
                  shareholders................................$         367    $        24       $       370    $       365
                                                              =============    ===========       ===========    ===========

Income (loss) per share:
     Income (loss) before extraordinary items.................$       (0.08)   $       .01       $      (.19)   $       .05
     Extraordinary items......................................         0.12                              .23
                                                              -------------    -----------       -----------

     Net income available to common shareholders..............$        0.04    $      0.01       $      0.04    $      0.05
                                                              =============    ===========       ===========    ===========

Weighted average number of common and common
     equivalent shares........................................       10,210,109       7,948,851       10,089,197     7,897,416




           See accompanying notes to consolidated financial statements



                                                CONTINENTAL HEALTH AFFILIATES, INC.
                                               Consolidated Statements of Cash Flows
                                                      (Dollars in thousands)


                                                                                      Nine Months Ended March 31,
                                                                                      ---------------------------
                                                                                        1997               1996
                                                                                        ----               ----
                                                                                              (Unaudited)
Operating activities:
   Net income.......................................................................$         500   $          435

   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
         Depreciation expense.......................................................        1,610            1,019
         Warrants issued for services...............................................           98              --
         Amortization of deferred financing costs...................................          209               85
         Provision for uncollectible accounts.......................................          746            1,253
         Amortization of deferred income............................................          (72)            (512)
         Gain on translation of foreign currency debt...............................         (154)             (68)
         Minority interest..........................................................          316              328
         Extraordinary gain.........................................................        (1,192)            --
         Net gains on extinguishment of debt........................................          --               (83)
         Increase (decrease) from changes in:
           Patients funds...........................................................           (4)             --
           Accounts receivable......................................................        (3,734)         (5,705)
           Inventories..............................................................          332               59
           Prepaid expenses and other current assets................................         (207)             149
           Other assets.............................................................         (612)          (2,424)
           Taxes payable............................................................          461
           Accounts payable.........................................................          407           (2,137)
           Other current liabilities................................................        1,399            1,712
           Other liabilities........................................................          (16)            (243)
                                                                                    -------------   --------------

       Net cash provided by (used in) operating activities..........................           87           (6,132)
                                                                                    -------------   --------------

Investing activities:
   Expenditures for property and equipment .........................................         (418)         (39,151)
   Acquisition of Universal Home Infusion ..........................................         (190)             --
                                                                                    -------------   -------------

       Net cash used in investing activities........................................         (608)         (39,151)
                                                                                    -------------   --------------

Financing activities:
   Conversion of trade payables into notes..........................................          904              --
   Net proceeds from long-term borrowings  .........................................          --            47,592
   Payments on debt.................................................................        (2,551)         (1,673)
   Payment of preferred dividends...................................................          (83)             (70)
   Net proceeds from exercise of common stock options...............................           42              115
                                                                                    -------------   --------------

       Net cash (used in ) provided by financing activities.........................        (1,688)         45,964
                                                                                    --------------  --------------


                                                     (Continued on next page)


                                                CONTINENTAL HEALTH AFFILIATES, INC.
                                               Consolidated Statements of Cash Flows
                                                      (Dollars in thousands)


                                                                                       Nine Months Ended March 31,
                                                                                       ---------------------------
                                                                                        1997               1996
                                                                                        ----               ----
                                                                                              (Unaudited)

Net (decrease ) increase in cash and cash equivalents..............................$         (2,209)$           681
Cash and cash equivalents, beginning of period.....................................          2,900              546
                                                                                   ---------------  ---------------

Cash and cash equivalents, end of period...........................................$          691   $         1,227
                                                                                   ==============   ===============

Supplemental disclosure of cash flow data:
     Interest paid.................................................................$         4,145  $           --
                                                                                   ===============  ==============
     Income taxes paid.............................................................            53               --
                                                                                   ==============   ==============

Non cash investing and financing activity:
   Property and equipment obtained under capital lease obligation..................$          --    $           230
   Acquisition of property and equipment for forgiveness of receivable.............           --              7,399
   Debt to equity conversion.......................................................          1,824              --
   Dividend conversion.............................................................            47               --



























           See accompanying notes to consolidated financial statements

                      CONTINENTAL HEALTH AFFILIATES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


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

2. Basis of Presentation

   The consolidated financial statements include the accounts of Continental Health Affiliates, Inc, ("Continental") and its subsidiaries (the "company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   Continental owns 59% of the common stock of Infu-Tech, Inc. ("Infu-Tech"); the other 41% is publicly traded. The minority interest in the consolidated financial statements represents the minority stockholders' proportionate share of equity in Infu-Tech.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. In addition, during the nine months, management reviewed various estimates of certain liabilities and the adequacy of bad debt provisions and recorded an aggregate of $889,000 as credits, Of which $473,000 was recorded in the quarter. Significant items are discussed in the management discussion and analysis section.

   Operating results for the nine month period ended March 31, 1997, are not necessarily indicative of the result that may be expected for year end June 30, 1997.

   These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

3. Cash and Cash Equivalents

   Cash and cash equivalents at March 31, 1997 and June 30, 1996 includes $43,000 and $691,000 respectively, held by Infu-Tech. In connections with
   Infu-Tech's initial public offering, a management and non-competition agreement between Continental and its 59% owned subsidiary, Infu-Tech, expiring September 30, 1997, prohibits Infu-Tech from lending money to (or borrowing money from) Continental and its other subsidiaries subsequent to December 31, 1992.

   The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

4. Exchange Offer

   On October 4, 1996, the Company completed an exchange offer to holders of its 14 1/8% Subordinated Debentures that were due on September 1, 1996. The Company offered for each $1,000 principal amount of subordinated debentures a share of a new 11% convertible Preferred Stock with a liquidation preference of $1,000. Of the total of $1.2 million subordinated debentures outstanding, $474,000 principal elected to exchange into Series A 11% Convertible Preferred Stock.

   The new Preferred Stock will be convertible for three years into Continental Health common stock which, at the time of conversion, has a market value totaling 100% of the liquidation preference of the Preferred Stock. After the three years, the Preferred Stock will be convertible into common stock which has a market value totaling 110% of the liquidation preference of the Preferred Stock. Holders of the Preferred Stock will be entitled to dividends totaling $110 per share per year, equal to 11% of the liquidation preference of the Preferred Stock. After three years, Continental Health will have the right either to (1) redeem the Preferred Stock for 1,000 per share or (2) convert the outstanding Preferred Stock into Continental Health common stock which has a market value at the time of conversion equal to 100% of the liquidation preference of the Preferred Stock.

   During the period ended December 31, $440,000 face amount of the Series A Convertible Preferred Stock converted into common stock of the Company, leaving $34,000 face amount of the Series A Convertible Preferred Stock outstanding at March 31, 1997.

5. Extraordinary Item

In March 1997, the Company exchanged 600,000 shares of common stock to extinguish liabilities of $2,542,000 of which $1,192,000 is reflected as an extraordinary gain in the results of operations for the three months ended March 31, 1997.

   The extraordinary gains of $2,367,000 for the nine months ended March 31, 1997 include the above referred to gain in addition to a gain on disposal of assets and a gain on a forfeited deposit.


The Company is obligated to issue a further 100,000 shares of common stock should the share price fall below an average of $2.50 per share for 6 months during the twelve month period immediately following the removal of the restriction against resale.


6. Recently Issued Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"), which is effective as of December 31, 1997. This standard changes the way companies compute EPS to require all companies to show "basic" and "dilutive" EPS and is to be retroactively applied, including each 1997 interim quarter. The statement is not expected to have a material effect on the calculation of EPS.

                         CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three  Months ended March 31, 1997  Compared  with Three Months Ended March
31, 1996

Total revenues were $685,000 or 4% lower for 1997 compared with 1996. Revenues in the prior period included $593,000 attributable to the Hilltop facility sold in May 1996. Further, the King David West Palm Beach, Florida facility was down 10% in occupancy over the comparable quarter.

Infusion therapy and other medical services revenues increased by $621,000 or 10%, from $6,314,000 in 1996 to $6,935,000 in 1997, primarily due to a $725,000, or 17% increase in home infusion division revenues. Contract service division revenues increased by $334,000 or 24%. These revenues are comprised of enteral nutrition therapy and other products provided to patients in long-term care facilities.

Personnel costs decreased by $161,000, or 2%. The reduction is due to the absence of the Hilltop facility, sold in May 1996, together with a credit resulting from the reconciliation of payroll accounts.

Costs of medical and nutritional products sold to patients and other customers increased by $216,000 or 7%, from $3,139,000 in 1996 to $3,355,000 in 1997. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs was 48% in 1997 and 50% in 1996.

Health care and lodging expenses, which are incurred in connection with nursing home services, increased by $230,000 or 10%.

Selling, general and administrative costs decreased by $90,000 or 5%. Increases from Infu-Tech include expenses attributable to investment banking retainer fees in connection with acquisitions work, engagement of an investor relations firm, costs connected with the development of a disease state management program and distribution costs increases. In addition, the opening of a Florida pharmacy and costs associated with setting up the Humana Health Plans capitation contract added to the increase in selling, general and administrative expenses offset by the write off of certain trade payables and exclusion of the Hilltop facility.

The provision for uncollectible account approximates 1% of revenues in both During the quarter, Infu-Tech pursued a focused effort on cash collections. This project has resulted in improved cash flows and enabled the Company to conduct a review of its allowance for uncollectible accounts. As a result of the review the Company determined that the existing allowance at March 31, 1997 was excessive and a reduction from the existing allowance of $46,000 was made. periods.

Other income (expense) net, of $236,000 in 1997 consisted of an unrealized foreign currency translation gain of $74,000 and the balance is due to the re-evaluation of accruals. Other income (expense) net, of $220,000 in 1996 consisted of amortization of deferred income of $142,000 and an unrealized foreign currency translation of $44,000.

Minority interest in profit of subsidiary of $85,000 in 1997 and $109,000 in 1996 represents the portion of the net income of Infu-Tech allocable to minority stockholders and reflects the exhaustion of net operating loss carryforwards which were available in 1995.

The provision for income taxes of $147,000 in 1997 reflects a full tax charge for Infu-Tech, a 59% owned subsidiary which files its own federal tax return.

In March 1997, the Company agreed to convert certain liabilities into Common Stock of the Company. The transaction resulted in an increase to shareholders equity of $2,542,000 of which $1,192,000 is reflected as an extraordinary gain in the results of operations for the three months ended March 31, 1997.

The preferred stock dividend does not include the mandatorily redeemable preferred stock issued as part of the October 31, 1995 refinancing which is accounted for under interest and financing costs.

The net income available to common shareholders in 1997 was $367,000 or .04 cents per share compared to net income available to common shareholders in 1996 of $24,000 or .01 cent per share.

Nine Months ended March 31,1997 Compared with Nine Months Ended March 31, 1996

Total revenues were $2,248,000 or 4% higher in the 1997 period compared to the same period of the prior year. This is due to an improved patient mix yielding higher reimbursement, the inclusion of the Heritage Facility, for nine months compared to five months in the prior period while being partially offset by lower occupancy at the West Palm Beach facility, and the exclusion of the Hilltop facility for the current nine months.

Infusion therapy and other medical services revenues increased by $1,488,000 or 8%, from $18,951,000 in 1996 to $20,439,000 in 1997, primarily due to a
$1,040,000, or 24% increase in home infusion division revenues. This increase is primarily attributed to a 12% increased in the number of patients serviced. These patients experienced shorter terms of therapy as well as discounted pricing negotiated with managed care companies.

Personnel costs increased by $1,490,000. Primarily attributed to the inclusion of the Heritage Facility for nine months compared to five months in the prior period, normal cost of living increases, use of Company personnel to perform some services previously performed by outside consultants, higher Infu-Tech nursing costs incurred to support the 12% increase in home infusion patients serviced, increased Infu-Tech pharmacy payroll, as well as an increasing geographical coverage through Infu-Tech sales force expansion.

Costs of medical and nutritional products sold to patients and other customers decreased by $130,000 or 1%, from $9,579,000 in 1996 to $9,449,000 in 1997. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs decreased from 51% in 1996 to 46% in 1997. The improvement in the nutritional product costs as a percentage of sales is partially attributable to Infu-Tech's participation in group purchasing programs.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $426,000 or 5%, this was primarily due to the inclusion of the Heritage Facility for nine months compared to five months in the prior period and the exclusion of the Hilltop Facility for the current nine months.

Selling, general and administrative costs increased by $844,000, or 18%, primarily as a result of increased insurance and other related costs attributable to the acquisition of four facilities on October 31, 1995. Of the increase $529,000 can be attributable to Infu-Tech. These expenses are largely attributable to investment banking retainer fees in connection with acquisition work, engagement of an investor relations firm, costs connected with the development of a disease state management program and distribution cost increases. In addition, the opening of a Florida pharmacy and costs associated with setting up the Humana Health Plans capitation contract added to the increase in selling, general and administrative expenses.

The provision for uncollectible accounts was 1% of revenues in 1997 and 2% of In January 1997, Infu-Tech commenced a focused effort on cash collections. This project has resulted in improved cash flows and enabled the Company to conduct a review of its allowance for uncollectible accounts. As a result of the review the Company determined that the existing allowance at March 31, 1997 was excessive and a reduction from the existing allowance of $46,000 was made. revenues in 1996.

Due to an October 31, 1995 refinancing for the acquisition of four facilities, depreciation and amortization expenses increased by $588,000 and interest and other financing costs increased by $1,821,000.

Other income, net of $416,000 in 1997 primarily consisted of $72,000 of amortization of a $628,000 payment received by the Company in 1992 as consideration for Infu-Tech releasing the buyer of the Company's former Home Nursing Division from an agreement not to sell infusion therapy services and the Company's agreeing not to provide nursing services in California, Arizona or Tennessee for a period of five years; an unrealized foreign currency translation gain of $154,000 and the re-evaluation of accruals. Other income, net of $660,000 in 1996 consisted of amortization of deferred income of $512,000, and an unrealized foreign currency translation gain of $68,000.

Minority interest in earnings of subsidiary of $316,000 in 1997 and $328,000 in 1996 represents the portion of the net income of Infu-Tech allocable to minority stockholders and reflects the exhaustion of net operating loss carryforwards which were available in 1995.

The provision for income taxes of $535,000 in 1997 reflects a full tax charge for Infu-Tech, a 59% owned subsidiary which files its own federal tax return.

In March 1997, the Company agreed to convert certain liabilities into Common Stock of the Company. The transaction resulted in an increase to shareholders equity of $2,542,000 of which $1,192,000 is reflected as an extraordinary gain in the results of operations for the three months ended March 31, 1997.

The extraordinary gains of $2,367,000 for the nine months ended March 31, 1997 include the above referred to gain in addition to a gain on disposal of assets and a gain on a forfeited deposit.

The preferred stock dividend does not include the mandatorily redeemable preferred stock issued as part of the October 31, 1995 refinancing which is accounted for under interest and financing costs.

The net income available to common shareholders in 1997 was $370,000 or .04 cents per share compared to a net income available to common shareholders in 1996 of $365,000 or .05 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had stockholders' equity of $4,677,000 and total liabilities of $68,711,000. At March 31, 1997 debt amounted to $54,273,000, the majority of which arose from the acquisition of four facilities under the Nomura refinancing. Other debt included SFr 680,610 (approximately $470,000) principal amount of 6% Swiss franc denominated convertible bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $428,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998; $184,000 principal amount of a secured loan ("Secured Loan") due November 1997; $1,213,000 principal amount of 8% notes due 1999; and $3,400,000 principal amount of 6% notes due 2003.

On October 4, 1996 an Exchange Offer made by the Company to exchange shares of a new 11% convertible Preferred Stock for all its remaining 14 1/8% subordinated Debentures due September 1, 1996 expired.

$474,000 face amount of debentures were exchanged and $474,000 was returned to the Company from the escrow account which had been established with the Trustee to repay the holders. As of March 31, 1997 $440,000 face amount had been converted into common shares of the Company, leaving $34,000 face amount of the Series A Convertible Preferred Stock outstanding.

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

The Company's cash and cash equivalents balance decreased from $2,900,000 at June 30, 1996 to $691,000 at March 31, 1997. Included in the March 31, 1997 balance is $43,000 held by Infu-Tech. In connections with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, expiring September 30, 1997, which prohibits Infu-Tech from lending money to (or borrowing money from) the remainder of the Company.

Operating activities provided $87,000 of cash primarily due to an increase in net accounts receivable of $2,988,000 offset by an increase in payables and other current liabilities of $1,860,000 and net income of $500,000. Of the $3,734,000 increase in accounts receivable, $1,616,000 is attributable to Infu-Tech. At March 31, 1997, the balance in net accounts receivable for Infu-Tech was 21% higher than the balance at June 30, 1996. Infu-Tech's net accounts receivable has increased from 84 days sales at June 30, 1996 to 92 days sales at March 31, 1997, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to a higher volume of claims. As a result, Infu-Tech has experienced increased delays in having its claims processed as well as an increase in the number of initial claims rejected. The increase in accounts receivable attributable to the nursing home division was due to an accrual of retroactive Medicare payments resulting from anticipated rate adjustments. The Company (excluding Infu-Tech) provided $432,000 of cash in operating activities.

The Company has no arrangements under which it can make borrowings. At March 31, 1997, the Company had a working capital deficit of $4,555,000. Excluding Infu-Tech, which had working capital of $4.9 million, the Company had a working capital deficit of $9,501,000. Further, at March 31, 1997, Infu-Tech's cash and cash equivalents of $43,000 were $648,000 less than the balance of $691,000 at June 30, 1996 and its accounts payable of $2,934,000 were $155,000 higher than the $2,779,000 at June 30, 1996.

During the nine months ended March 31, 1997, the Company repaid $2,551,000 of debt and paid preferred dividends of $83,000.

At March 31, 1997, the Company had approximately $8.1 million of debt due in 1997 including $6.3 million of mortgage debt which it intends to prepay or refinance in 1997. In December 1996, the Company began to make mandatory principal redemption payments of its subsidiaries' Preferred Stock of $73,000 per month.

The Company does not have any material commitments for capital expenditures.

While the Company continues to experience tight cash flow constraints, it is focused on generating sufficient funds through operating cash flow or the realization of assets into cash to meet ongoing obligations.

                      CONTINENTAL HEALTH AFFILIATES, INC.


Part II - Other Information

      Item 1.   Legal Proceedings

                None

      Item 2.   Changes in Securities

                None

      Item 3.   Defaults Upon Senior Securities

                None

      Item 4.   Submission of Matters to Vote of Security Holders

                None

      Item 5.   Other Information

                None

      Item 6.   Exhibits and Reports on Form 8-K

                A.  Exhibits

                     The following exhibits are filled herewith or incorporated herein.

                     1 Calculation of earnings per share - nine months ended March 31, 1997.

                     2 Calculation of earnings per share - nine months ended March 31, 1996.


                B.   Reports on Form 8-K during the quarter ended March 31, 1997

                     None




                                                                                                        Exhibit A.1
                                        CONTINENTAL HEALTH AFFILIATES, INC.
                                         Calculation of Earnings Per Share

                                         Nine months ended March 31, 1997
                                                    (Unaudited)



                                                                                                     Primary

Net income available to common shareholders......................................................$     370,000
                                                                                                 =============

Adjustment of shares outstanding:
     Weighted average number of shares outstanding...............................................      9,426,823
     Average net additional equivalent shares issuable...........................................      662,374
                                                                                                  ------------

Weighted average number of common shares and common shares equivalent ...........................      10,089,197
                                                                                                 ================

Earnings per share...............................................................................$        0.04
                                                                                                 =============







                                                                                                        Exhibit A.2
                                        CONTINENTAL HEALTH AFFILIATES, INC.
                                         Calculation of Earnings Per Share

                                         Nine months ended March 31, 1996
                                                    (Unaudited)



                                                                                                     Primary

Net income available to common shareholders......................................................$     365,000
                                                                                                 =============

Adjustment of shares outstanding:
     Weighted average number of shares outstanding...............................................      7,897,416
                                                                                                 ---------------

Weighted average number of common shares and common shares equivalent ...........................      7,897,416
                                                                                                 ===============

Earnings per share...............................................................................$        0.05

                                                                                                 =============

                      CONTINENTAL HEALTH AFFILIATES, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Continental Health Affiliates, Inc.


Date: May 20, 1997                           /S/ JACK ROSEN
      ---------------------------            --------------
                                             Jack Rosen
                                             Chairman and Director
                                             (Chief Executive Officer)



Date: May 20, 1997                           /S/ S. COLIN NEILL
      ---------------------------            ------------------
                                             S. Colin Neill
                                             Vice President and
                                             Chief Financial Officer