Form 10-K
period 1997-06-30
CONTINENTAL HEALTH AFFILIATES INC
filed 1997-09-29
CIK 354761

                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C.  20549

                                           FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 23, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $17,598,098.

As of September 23, 1997, 10,127,151 shares of the registrant's common stock were outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of definitive proxy statement to be filed not later than October 29, 1997.

                                       TABLE OF CONTENTS


Part I


        Item 1.       Business................................................
        Item 2.       Properties..............................................
        Item 3.       Legal Proceedings.......................................
        Item 4.       Submission of Matters to a Vote of Security Holders.....

Part II

        Item 5.       Market Information......................................
        Item 6.       Selected Consolidated Financial Data....................
        Item 7.       Management's Discussion and Analysis of Consolidated
                          Financial Condition and Results of Operations.......
        Item 8.       Consolidated Financial Statements and Supplementary Data
        Item 9.       Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosures................


Part III       ...............................................................


Part IV

        Item 14.      Exhibits, Consolidated Financial Statements, Financial
                          Statement Schedules, and Reports on Form 8-K........


     Signatures.......................................................Last Page

                                            PART I

Item 1. Business.

General

        Continental Health Affiliates, Inc. ("CHA" and, together with its subsidiaries, the "Company") provides a variety of non-hospital based health care services to patients. These alternate-site health care services include long term care and assisted living facilities, home infusion therapy (including enteral and parenteral nutrition and intravenous therapies) and provision of medical products and services, including infusion therapy, to patients in long term care facilities. The Company's home infusion and medical products and services businesses are conducted by Infu-Tech, Inc. ("Infu-Tech"), a 58% owned subsidiary.

        In November 1995, the Company changed its fiscal year to end on June 30 of each year from December 31. Therefore, unless otherwise noted, references to a year are to the fiscal year ending June 30.

New Developments

     In June 1997, the Company sold its nursing homes in West Palm Beach, Florida and Atlantic City, New Jersey for $6.1 million and $2.5 million, respectively. The Company realized net gains of $2.1 million from these sales. Athough the two facilities had revenues of $8.1 million for the year ended June 30, 1997, they reported an aggregate net operating loss of $2.1 million.


        In June 1997, the Company sold a 15% limited partnership interest in a partnership which, in 1987, purchased a property in Teaneck, New Jersey from the Company and constructed a 224-bed congregate care facility (i.e., a facility on which medical and nursing services are available if needed, but are not provided on a regular basis) on the property. The Company's partnership interest was sold for $700,000.

        In July/August 1997, the Company entered in commitments for the construction and short-term permanent financing for assisted living projects which it plans to develope at its Norwood, New Jersey site and property owned by it in Pine Brook, New Jersey. (The Pine Brook property was the site of a nursing home sold by the Company in 1996.)

        In September 1997, the Company entered into an agreement to acquire a 75% interest in a company providing institutional pharmacy services.


Nursing Homes

        As of July 1, 1997, the Company was operating or managing five nursing homes with approximately 800 beds. Typically, the Company provides lodging, meals and nursing assistance to residents of its nursing homes for a per diem charge and provides limited additional treatment for additional charges.

        The following table provides information about the nursing homes the Company was operating (as owner or as lessee) or managing as of July 1, 1997.

                                              Average Occupancy Percentage
                                                        Six Months         Year Ended
                                     Number                Ended            June 30,
        Location                     of Beds  1994     June 30, 1995   1996         1997
        --------                     -------  ----     -------------   ----         ----
Nursing Homes Being Operated:
Cedar Grove, NJ.....................   180      96%           96%          95%         91%
Cape May Courthouse, NJ.............   116      98%           97%          97%         96%
Philadelphia, PA....................   135      93%           92%          95%         93%
West Orange, NJ.....................   131      78%           92%          94%         93%
Nursing Homes Being Managed:
Norwood, NJ (Heritage)
  Skilled...........................   180      98%           98%          98%         94%
  Residential Care..................    66     100%          100%         100%         93%

  As of June 30, 1997, the Company owned the nursing homes in Philadelphia, Cedar Grove, West Orange and the real property of the long term and residential care facility located in Norwood, New Jersey (the "Heritage Facility"). The Company leases the nursing home in Cape May Courthouse.

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

The occupancy percentage for the West Palm Beach, Florida nursing home was impacted by a moratorium on admissions imposed in December 1995 as a result of state survey deficiencies. The state resurveyed the facility and the moratorium was lifted (opening the facility to admissions) in May 1996. This facility was sold in June 1997. The average occupancy percentage for the year was 57%.

Infusion Therapy and Other Medical Services

        The Company through Infu-Tech, provides infusion therapy (i.e., administration of nutrients, antibiotics and other medications either intravenously or through feeding tubes) and other medical products to patients in their homes, in Infu-Tech's ambulatory suites and in nursing homes. The Company was one of the early marketers of equipment and nutrients for infusion therapy and was one of the first to market equipment and formulations for intravenous infusion of nutrients and medication outside hospitals.

        Infu-Tech is organized into two service units. The Intravenous Infusion unit provides a broad range of home, ambulatory and subacute infusion therapy services, including intravenous total parenteral nutrition therapy, antibiotic therapy, enteral nutrition therapy, chemotherapy, chronic pain management therapy,  hydration  therapy  and a variety  of other  therapies.  The  Contract
Services unit provides medical products and services, including enteral nutrition therapy, intravenous infusion therapy, urological products and wound care products, to residents in long term care facilities.

        Infu-Tech's sales and marketing efforts are primarily directed towards Managed Care. It has over 58 agreements with Managed Care covering over 17 million members to provide infusion therapy and other home health services. The agreements with Managed Care vary from preferred provider relationships to being one but, not only the provider. Reimbursement is generally on a per diem basis.

        In June 1997, Infu-Tech announced it had established a Disease Management Services Division, which will focus on developing comprehensive preventive treatment programs for patients with chronic conditions, such as asthma, diabetes and congestive heart failure.

        Infu-Tech's   continued  marketing  efforts  directed  at  managed  care companies bring significant opportunity to drive new programs like Disease Management through existing relationships.

        In 1997, Infu-Tech renewed its non-exclusive distribution agreement with Genzyme Corporation for Ceredase(R) enzyme and Cerezyme(TM), which are the only products approved by the FDA as therapy for patients with Gaucher's disease. Genzyme estimates that there are between 2,000 and 2,500 Gaucher patients in the United States who require treatment with those drugs. Cost of the therapy normally ranges from approximately $150,000 to $250,000 per year per patient. Because of this high cost, Infu-Tech's percentage mark-up is relatively small.

        The following table sets forth the percentages of Infu-Tech's revenues, by service unit, from the various therapies, products and services.


                       Six months ended              Year ended                 Year ended
                         June 30, 1995              June 30, 1996              June 30, 1997
                  --------------------------------------------------------------------------
                  Intravenous Contract   Total  Intravenous Contract  Total  Intravenous Contract  Total
                   Infusion   Services  Revenues  Infusion  Services Revenues  Infusion  Services Revenues

Enteral Nutrition         4%     68%      24%        3%       72%       20%        3%      71%      20%
Antibiotic               32%       -      22%       30%        -       23%       27%        -       20%
TPN                       7%       -       5%        7%        -        5%        5%        -        4%
Orthotics                  -      3%       1%         -        1%       -         -         -        -
Immune Globulin           9%       -       6%        8%        -        6%       10%        -        7%
Ceredase/Cerezyme        26%       -      18%       27%        -       20%       32%        -       24%
Wound Care                 -      8%       2%         -        2%       1%         -        1%        -
Other                    22%     21%      22%       25%       25%      25%       23%       28%      25%

                        100%    100%      100%     100%      100%     100%      100%      100%     100%
                  =============================================================================


Overview of the Home Health Care Industry

        One of the major factors contributing to the rapid growth of home health care has been the use of alternate site health care to contain the rising costs of health care. Consumers of all types, including governmental bodies, managed care organizations, insurance companies and private payors are recognizing the savings that can be realized by offering care in the home as opposed to institutional settings. In addition, an aging population and patients' preferences for receiving health care in the comfort of the home, combine with advances in medical technology making the delivery of sophisticated treatments in the home a reality, are all contributing to the continued growth of the home health care industry.

        Managed care organizations are becoming important players in the home health market and have exerted pricing pressure on the providers of home health care services. Such pressure has negatively impacted the profit margins of home health care producers. In addition, as the managed care organizations continue to grow, they may show a preference to deal only with those home health care service providers who can offer a comprehensive range of services throughout such managed care organization's area of operations. In response, what once was a very fragmented industry is undergoing a wave of consolidation.

        With the development of additional oral medications to replace medications that are administered intravenously, there has been a decrease in the demand for home infusion therapies. Providers of oral pharmaceuticals are servicing an increasing number of patients who previously required infusion therapies.

Intravenous Infusion Therapy

        Intravenous infusion therapy principally involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes, in Infu-Tech ambulatory suites, or in Infu-Tech credentialed subacute facilities, often as a continuation of treatment initiated in the hospital. The national non-hospital infusion therapy market has grown to over $4 billion since its inception approximately 17 years ago. Infu-Tech believes the primary factors contributing to the rapid growth of the non-hospital infusion therapy market have been health care cost containment pressures, incentives by third party payors to use home care, rapid growth of the elderly population and increased acceptance of home infusion therapy by the medical community and patients. Additionally, the number of therapies that can be administered safely outside the hospital has increased significantly in recent years because of technological innovations such as more sophisticated portable infusion control devices, implantable injection ports, new vascular access devices and advances in drug therapy. Consequently, more infections and diseases that would otherwise have required patients to be hospitalized are now considered treatable without hospitalization.

        Before accepting a patient for infusion therapy, Infu-Tech consults with the physician or clinician and hospital personnel in assessing the patient's specific medical needs and suitability for home infusion therapy. This assessment process includes an analysis of the patient's physical condition as well as social factors such as the stability of the patient's home life and the availability of family members or others who can assist in the administration of the patient's infusion therapy. Once the patient is accepted for therapy, Infu-Tech provides training and education to the patient and his family or others relating to proper infusion techniques, care and use of equipment, care of infusion sites, and other aspects of the patient's infusion therapy. Infusion therapy equipment, consisting primarily of poles and pumps, is owned or leased by the Infu-Tech and provided to patients along with other services.

        Throughout the course of treatment, all prescribed drugs and solutions are delivered directly to the patient's home or to an Infu-Tech credentialed subacute care facility. In approximately 90% of the cases, Infu-Tech's own pharmacies provide the prescribed drugs, solutions and supplies. Due to geography, patients who cannot be adequately serviced through an Infu-Tech owned pharmacy are covered by one of six satellite pharmacies. Infu-Tech maintains contact with the patient and the patient's physician in order to monitor and, when directed by the physician, refine the patient's plan of care. Infu-Tech's nursing and pharmacy services are available on-call 24 hours a day for consultation, home visits and special prescription needs.

        A registered nurse clinical-coordinator follows each case and monitors the therapy with the patient, the nurses assigned to the case and the patient's physician. Billing information is coordinated at a central billing department which bills the appropriate payor and tracks payments.

        During 1994, Infu-Tech began also to provide infusion therapy services in ambulatory infusion suites attached to its pharmacies, where patients receive infusion therapy on an out-patient basis. In addition, Infu-Tech began arranging with nursing homes and other subacute facilities to have patients admitted on a short term basis to receive infusion and other subacute therapies.

Contract Services

        Since late 1990, the Contract Services unit has expanded the number of products it offers to nursing homes and other health care institutions, and it expects to offer additional products, embodying advances in health care technology, in the future. On the other hand, changes in reimbursement regulations or interpretations have led the Contract Services unit to reduce sales of products in the past and may do so in the future.

        Infu-Tech's contract services involve the distribution of products and services to residents in long term care facilities. Products and services are provided through arrangements with the long term care facilities for specific residents' use. Generally, Infu-Tech bills a third party payor, principally Medicare, on behalf of the individual resident. However, starting July 1, 1998, suppliers will not be directly reimbursed by Medicare for providing services to residents of skilled nursing facilities ("SNF's"). Rather, Infu-Tech will bill the SNF's for services provided and the SNF's themselves will bill Medicare.

        Until late 1990, a large majority of the products and services Infu-Tech provided to residents of long term care facilities involved enteral nutrition therapy. Beginning in late 1990, Infu-Tech began marketing other products to residents of long term care facilities in circumstances in which these products are eligible for reimbursement under Medicare and other programs. Because of this shift, and a recent willingness of some long term care facilities to permit residents to receive intravenous therapies in the facilities (which increases the facilities' revenues), rather than transferring the residents to hospitals for these treatments, the products and services Infu-Tech provides through its contract services unit now include, in addition to enteral feeding, parenteral feeding, medical/surgical products, wound care products, urological products and other supplies.

        As part of providing its products and services to residents in long term care facilities, Infu-Tech handles the procedures for obtaining reimbursement from Medicare and other third party payors for these products and services.

        Infu-Tech's sales representatives call upon long term care facilities within their respective geographical territories to review the medical status of the facilities' residents in order to determine the needs of individuals for the products and services provided by Infu-Tech. Since most of the residents participate in the Medicare program, the representatives review insurance coverage and the appropriateness of the products and services under Medicare reimbursement regulations. The sales representatives are responsible for processing the paperwork for billing by the central billing department.

        Orders for products and services are processed through the customer service department at Infu- Tech's corporate offices in Englewood Cliffs and shipped from its Moonachie, New Jersey warehouse. Infu-Tech primarily uses its own trucks for local (New York-New Jersey) deliveries and common carriers for deliveries outside the local area.

Other Activities

         A wholly owned subsidiary of the Company has a non-exclusive distribution agreement with Eli Lilly Export S.A. to market, sell and distribute Lilly's pharmaceuticals in Russia. During 1997 the Company had total sales of $196 under its arrangement with Lilly.

Reimbursement For Services

     The Company estimates that approximately 70% of the revenues of the five nursing homes the Company operates were third-party reimbursements from Medicare and Medicaid. Governmental reimbursement for nursing home care is at cost-based per diem rates.

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

        Starting July 1, 1998 suppliers will not be directly reimbursed by Medicare for providing services to residents in skilled nursing facilities (see Government Regulation).

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

        The following table details the sources of payments to Infu-Tech during the twelve months ended June 30, 1997:

                                              Home           Contract            Total
                                             Infusion         Services          Revenues
                                             --------         --------          --------
        Medicare............................     4%               87%              25%
        Private Pay.........................    93%               13%              73%
        Medicaid............................     3%               -                 2%
                                            -------          --------            -----
                                               100%              100%             100%
                                            =======              ====             ====

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

        Infu-Tech's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. Infu-Tech's products and services are marketed through its sales force and clinicians. Infu-Tech's sales force is responsible for establishing and maintaining referral sources. At June 30, 1997, the sales force included approximately 13 full time sales employees and approximately 6 sales and service representatives, who report to their respective regional managers. Sales employees receive a base salary plus commissions based on revenues. Infu-Tech conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist them in targeting and developing new revenue sources.

        The "Infu-Tech" trademark is registered and is established in the areas in which Infu-Tech does business.

Suppliers

        The Company purchases supplies, drugs and other materials and leases equipment from many suppliers. The Company has not experienced difficulty in purchasing supplies or leasing equipment. The Company believes there are alternative sources for virtually all the supplies and equipment it requires, other than Ceredase(R) enzyme and Cerezyme(TM), which are only available from one supplier, Genzyme Corporation.

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

Competition

        The Company's long-term care and assisted living facilities compete with other facilities in the areas in which they are located, as well as, to a limited extent, hospitals and home health care providers. Competition is based primarily on location and quality of the facilities and price.

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

Government Regulation

        Most states require that a certificate of need be obtained prior to establishing or expanding, a nursing home or assisted living facility. This can restrict the number of facility beds within a specified area. Some states also require governmental approval prior to the acquisition of a facility by a new owner. While the need for certificates of need and approval to acquire facilities could affect the Company in specific instances, the Company does not believe they would significantly impede any efforts the Company might make to expand its overall long term care and assisted living activities. A few states, most notably New York, make it very difficult for nursing homes to be owned by corporations. This could prevent the Company from acquiring or building nursing homes in those states.

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

The Balanced Budget Act, passed into law in August 1997, will impact the billing process for Infu-Tech's contract services division. Commencing July 1, 1998 suppliers will not be directly reimbursed by Medicare for providing services to residents in skilled nursing facilities ("SNF's"). The Act provides that Medicare Part B items like parenteral and enteral nutrition are to be provided by the SNF's for residents whose SNF care is covered by Medicare, and further provides that payment for Part B items supplied to SNF's residents is to be made only to the SNF's. Infu-Tech, in turn, will have to contract with the SNF's to provide, and be paid for, the services provided.

Executive Officers of the Company

        The following is a list of the executive officers of the Company as of June 30, 1997, together with a brief description of the business experience of the last five years of the officers who are not directors. A brief description of the business experience of officers who are directors is included in Item 10, "Directors."

    Name                               Office                     Age
    ----                               ------                     ---
Jack Rosen              Chairman, President and Director                 51
Joseph Rosen            Vice President, Assistant Secretary and          46
                        Director
Israel Ingberman        Secretary, Treasurer and Director                51
Benjamin Geizhals       Vice President, Assistant Secretary and          48
                        General Counsel
S. Colin Neill          Vice President, Chief Financial Officer          51

        Benjamin Geizhals joined the Company in September 1987 as Vice President and General Counsel. He has served as General Counsel of Infu-Tech since its inception and as Vice President and General Counsel of Infu-Tech since 1994.

        S. Colin Neill has been Vice President and Chief Financial Officer of the Company and Infu-Tech since July 1996. Prior to that Mr. Neill was Acting Vice President/Finance, Secretary, Treasurer and Chief Financial Officer of Pharmos Corporation, a publicly traded biopharmaceutical company from March 1995 to July 1996. Prior to joining Pharmos, Mr. Neill worked as a financial consultant. From October 1992 until December 1993, Mr. Neill was Vice President
- Finance of BTR, Inc., a British publicly traded diversified manufacturing company. From January 1991 to October 1992, he worked as a financial consultant. From 1986 through January 1991, Mr. Neill served as Vice President - Financial Services of BOC Group, Inc., a British publicly traded industrial gases and health care company. He is a certified public accountant and worked at Arthur Andersen & Co. for four years followed by eight years with Price Waterhouse.

Employees


        At June 30, 1997, the Company had approximately 126 full-time management, marketing, technical-professional and clerical personnel, including Infu-Tech's approximately 112 employees. The Company's five nursing homes were staffed by approximately 131 full-time management, marketing, technical-professional and clerical personnel, approximately 194 registered or practical nurses and 458 other people, for a total of approximately 800 people, all of whom were obtained through an employee leasing organization until March 31, 1997. The various nursing homes became the employer effective April 1, 1997. All of the Company's nursing homes have collective bargaining agreements. The Company believes its relations with its employees are generally satisfactory.

        As of June 30, 1997, Infu-Tech had approximately 112 employees. Of these employees, five were in executive capacities (in addition to executives of CHA who rendered services to Infu-Tech), approximately 19 were in sales or service capacities, approximately 46 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. Infu-Tech's employees are not currently represented by a labor union or other labor organization. Infu-Tech believes that its employee relations are good.

Item 2.        Description of Properties.

        As of June 30, 1997, the Company owned the nursing homes in Philadelphia, Cedar Grove and West Orange and the real property of the long term and residential care facility located in Norwood, New Jersey (The "Heritage Facility"). (See Item 1, "Business -- Nursing Homes.") The Company leases the nursing home in Cape May Courthouse.

        The Company maintains corporate offices in Englewood Cliffs, New Jersey and it leases five branch offices for Infu-Tech's branch operations. Offices provide a home base for salespeople, clinicians and administrative and technical personnel, as well as storage for excess equipment and supplies. In addition, Infu-Tech maintains a central pharmacy and a warehouse in Moonachie, New Jersey and pharmacies and ambulatory infusion suites in Memphis, Tennessee, Boston, Massachusetts, Philadelphia, Pennsylvania and Fort Lauderdale, Florida. The lease payments for the five branch offices, the central pharmacy, the Memphis, Boston, Philadelphia and Fort Lauderdale pharmacies, the infusion suites and the warehouse total $34,026 per month, payable to unrelated parties. The Company pays rent of $27,720 per month for corporate office space. In communities which cannot be serviced from an Infu-Tech office, staffing and administration is handled by a representative residing in the area. The Company believes its facilities are adequate for its current needs.


Item 3.        Legal Proceedings.

        The previously reported action in the United States District Court for the District Court for the District of New Jersey entitled Rubin v. Continental Health Affiliates was settled at an immaterial cost to the Company.

        Infu-Tech  has  fully  paid  and  satisfied  its  previously   announced
settlement with the Office of Inspector General of the U.S. Department of Health and Human Services.

        The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not believe any litigation to which it is a party is likely to have a material adverse effect upon its financial condition or results of operations.

Item 4.        Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the year ended June 30, 1997, except a proposal for the adoption of the 1996 Key Employees and Key Personnel Stock Option Plan which proposal was approved at the shareholder's meeting on January 15, 1997.

                                            PART II

Item 5.        Market for the Registrant's Common
               Stock and Related Security Holder Matters.


        On June 11, 1997 the Company's shares were listed on the Nasdaq Small Cap Market. Prior to this, the Company's common stock had traded in the over - the - counter market and was included in Nasdaq's OTC Bulletin Board Service.

        According to the National Quotation Bureau, Inc. the high bid and low bid prices of the common stock during each calendar quarter during 1995, 1996 and June 30, 1997 were as follow:


                                    High                 Low
                                    Bid                  Bid

1995:
First Quarter                      1 3/8                 1/2
Second Quarter                     1 1/4                 1/2
Third Quarter                      1 7/16                1/2
Fourth Quarter                     1 1/2               1 1/16

1996:
First Quarter                      1 9/16              1 1/16
Second Quarter                     3 1/16                 1
Third Quarter                      2 1/2               1 3/16
Fourth Quarter                     3 1/8                1 5/8

1997
First Quarter                     3 13/16               2 1/2
Second Quarter                     3 1/16               2 1/2

        The Company has not declared any cash dividends on its Common Stock since the Common Stock was initially sold to the public in 1983, and the Company has no current plans to declare any dividends on its Common Stock.

        Dividends on the Company's 5% Exchangeable Preferred Stock are cumulative and are payable semi-annually on January 27 and July 27 at the rate of $5 per share per year, when and as declared by the Company's Board of Directors. The dividends on the 13,884 outstanding shares of 5% Exchangeable Preferred Stock total less than $70,000 per year. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits. At June 30, 1997, the Company had a surplus of $5,624 and during the twelve months ended June 30, 1997, it had a net income of $1,313.

        At September 23, 1997 there were 370 holders of record of the Company's Common Stock.

Item 6.        Selected Financial Data.

        The following table sets forth selected financial data of the Company and should be read in conjunction with the audited consolidated financial statements for the years ended June 30, 1997 and June 30, 1996, the six months ended June 30, 1995 and for the year ended December 31, 1994, and the related notes included elsewhere in this Report:

                                                           Six Months          Year Ended
                                  Year ended   Year Ended    Ended            December 31,
INCOME STATEMENT DATA           June 30, 1997 June 30, 1996 June 30, 1995   1994       1993
                                ------------  ------------  -------------   ----       ----

                                                        (in thousands, except per share amounts)

Revenues............................$ 70,694     $ 69,880      $28,724     $54,378    $61,270
                                    --------     --------      -------     -------    -------
Income (loss) from operations.......   3,007        4,116         (924)       (917)     1,647
Interest and dividend income........     104          221          183          98        184
Interest and other financing costs..  (6,343)      (4,044)        (632)     (1,481)     (3,082)
Other income, net...................     541          550          458         877      1,268
Minority interest...................    (395)        (494)         353         375       (194)
                                    --------     --------      -------     -------    --------
Income (loss) before income taxes...  (3,086)         349         (562)     (1,048)      (177)
Provision (benefit) for income taxes     662          270                 --      (341)   (385)
                                    --------     --------      ----------------------- -------
Income (loss) before extraordinary
 items                                (3,748)          79         (562)       (707)       208
Extraordinary items (a).............   5,191          777          --        1,058        548
Cumulative effect of accounting change   --          --            --          --         973
                                      ------     --------      -------     -------    -------
Net income (loss)...................   1,443          856         (562)        351      1,729
Preferred dividends.................    (130)         (70)         (35)        (69)      --
                                    --------     ---------     --------    --------   -----
Net income (loss) available to common
      shareholders..................$  1,313     $    786      $  (597)     $   282    $  1,729
                                    ========     ========      ==========  =======    ========
Earnings (loss) per share:
  Continuing operations.............$   (.38)    $     00      $  (.08)    $   (.09)  $   .04
  Extraordinary items...............     .51          .09         --           .13        .10
Cumulative effect of
     accounting change..............     --           --           --          --          .19
                                    --------     --------      -------     -------    -------
Net income (loss) available to common
     shareholders...................$    .13     $    .09      $   (.08)   $   .04    $   .33
                                    ========     ========      ========    =======    =======

                                    As of           As of       As of           As of December 31,
BALANCE SHEET DATA                  June 30, 1997June 30, 1996 June 30, 1995      1994     1993
                                    -------------------------- -------------    ---------------
                                                               (in thousands)
Working capital (deficit).........$      512     $     45      $(6,060)    $(4,392)   $(13,586)
Total assets......................    71,350       75,572       29,675      30,485     46,194
Total liabilities and deferred income 61,313       67,847       28,119      27,980     43,755
Minority interest.................     2,424        2,029        1,524       1,877      2,326
Mandatorily redeemable preferred stock 1,989        3,500         --          --         --
Stockholders' equity .............     5,624        2,196           32         628        113

(a) In 1997 includes net gains on sale of land, two nursing homes and an exchange of the Company's common stock at a lessor amount than the recorded liability. All other prior years represent net gains on extinguishment of Company debt (net of income taxes). 1996 also includes gain on disposal of assets of a long-term care facility in Pine Brook, N.J. and extinguishment of debt.

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

Results of Operations

Twelve  Months Ended June 30, 1997  Compared  with Twelve  Months Ended June 30,
1996

Total revenues of $70,694,000 were $814,000 or 1% higher in the 1997 period compared to the same period of the prior year. This is due to an improved patient mix yielding higher reimbursement, the inclusion of the Heritage Facility, for twelve months compared to eight months in the prior period while being partially offset by lower occupancy at the West Palm Beach, Cedar Grove and the Heritage facilities and the exclusion of the Hilltop facility (sold in May 1996) for the current twelve months.

Infusion therapy and other medical services revenues increased by $1,221,000 or 5%, from $25,440,000 in 1996 to $26,661,000 in 1997, primarily due to a
$913,000, or 4% increase in Infu-Tech's home infusion division revenues. This increase is primarily attributed to a 3% increased in the number of patients serviced. These patients experienced shorter terms of therapy as well as discounted pricing negotiated with managed care companies.

Personnel costs increased by $2,329,000 for the current twelve months. Primarily attributed to the inclusion of the Heritage Facility for twelve months compared to eight months in the prior period, normal cost of living increases, use of Company personnel to perform some services previously performed by outside consultants, higher Infu-Tech nursing costs incurred to support the 3% increase in home infusion patients serviced, increased Infu-Tech pharmacy payroll, as well as an increasing geographical coverage through Infu-Tech sales force expansion. These costs were offset by the re-evaluation of certain accruals aggregating $272,000 as well as the exclusion of Hilltop for the current twelve months.

Costs of medical and nutritional products sold to patients and other customers increased by $1,223,000 or 10%, from $12,001,000 in 1996 to $13,224,000 in 1997.
As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 47% in 1996 to 50% in 1997. The increase in the nutritional product costs as a percentage of sales is partially attributable to increased pricing pressures from certain vendors.

Health care and lodging expenses, which are incurred in connection with nursing home services decreased by $960,000 or 9%. A review of old accounts payable and outstanding checks resulted in the company writing back to income an aggregate of $565,000 of which $417,000 was reflected in the fourth quarter. The prior year included four months of rent expense incurred prior to the October 1995 Nomura refinancing. The rent expenses have been replaced by interest and depreciation charges. The Hilltop facility was sold in May 1996 and thus no health care and lodging expenses have been incurred in fiscal 1997. During the year, the Company settled litigation with a vendor which enabled $460,000 to be released from payables into income. The Heritage facility is included for twelve months compared to eight months in the prior year.

Selling, general and administrative costs decreased by $175,000, or 3%, A review of old accounts payables and outstanding checks resulted in the Company writing back to income an aggregate of $415,000. This decrease was offset by increases of $709,000 attributable to Infu-Tech. These expenses are largely attributable to investment banking retainer fees in connection with acquisition work, engagement of an investor relations firm, costs connected with the development of a disease state management program and distribution cost increases. In addition, the opening of a Florida pharmacy and costs associated with setting up the Humana Health Plans capitation contract added to the increase in selling, general and administrative expenses.

Beginning in the quarter ending March 31, 1997, Infu-Tech reviewed its allowance for uncollectible accounts in light of its changed payor mix. Infu-Tech's business focus is on managed care relationships which now account for 73% of its payor mix. The managed care relationships are generally governed by contracts which provide for payment within defined terms. Infu-Tech's collection experience for these contracts has been good and greatly improved from the historical collection experience upon which the allowance for uncollectible accounts had been established. As a result of this review, a total of $1,366,000 before taxes was released from the reserve for uncollectible accounts during the year, resulting in a credit to the provision for the year of $196,000 compared to a charge of $1,269,000 in the prior year. Based on this analysis Infu-Tech expects a lower provision rate to be charged against sales going forward. The evaluation of Infu-Tech's allowance for uncollectible accounts is the primary reason for the reduction in the Company's provision from $1,210,000 in fiscal year 1996 to $447,000 in fiscal year 1997.

Due to an October 31, 1995 refinancing for the acquisition of four facilities, depreciation and amortization expenses increased by $269,000 and interest and other financing costs increased by $2,299,000.

Other income, net of $541,000 in 1997 primarily consisted of $308,000 of income resulting from the re-evaluation of accruals, an unrealized foreign currency translation gain of $161,000 and $72,000 of deferred income. Other income of $550,000 in 1996 consisted of deferred income of $543,000, an unrealized foreign translation gain of $130,000, which were offset by miscellaneous expense.

Minority interest in earnings of subsidiary of $395,000 in 1997 and $494,000 in 1996 represents the portion of the net income of Infu-Tech allocable to minority stockholders.

The provision for income taxes of $662,000 in 1997 reflects a full tax charge for Infu-Tech, a 58% owned subsidiary which files its own federal tax return.

Fiscal year 1997 includes extraordinary gains of $5,191,000 as follows:

In December 1996 the Company sold 8 acres of land which secured a five year $1.5 million loan and utilized the proceeds to pay-down that borrowing recording a gain of $875,000 million. In March 1997, the Company agreed to convert certain liabilities into Common Stock of the Company. The transaction resulted in an increase to shareholders equity of $2,542,000 of which $1,192,000 is reflected as an extraordinary gain in the results of operations. In June 1997, the Company sold Oceanside Convalescent Center, Atlantic City, N.J. as well as King David Center in West Palm Beach, FL. The sale of these facilities yielded $2,124,000 of an extraordinary gain. In addition, the Company sold a 15% interest in a limited partnership which in 1987, purchased a property in Teaneck, New Jersey from the Company and constructed a 224-bed congregate care facility for $700,000. A forfeited deposit by a potential nursing home buyer resulted in a gain of $300,000. The extraordinary gain of $777,000 in fiscal year 1996 resulted primarily from the sale of assets relating to the Hilltop facility.

The preferred stock dividend does not include the mandatorily redeemable preferred stock issued as part of the October 31, 1995 refinancing which is accounted for under interest and financing costs.

The net income available to common shareholders in 1997 was $1,313,000 or 13 cents per share compared to a net income available to common shareholders in 1996 of $786,000 or 9 cents per share.

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

        Personnel costs increased by $4,257,000, or 15%. Excluding the Heritage Facility, personnel costs increased by $3,293,000, or 11%, primarily attributed to normal cost of living increases, use of Company personnel to perform some services previously performed by outside consultants and higher state mandated respiratory therapy costs.

        Costs of medical and nutritional products sold to patients and other customers increased by $2,857,000, or 31%, from $9,144,000 in 1995 to $12,001,000 in 1996. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs was 46% in 1995 and 47% in 1996.

        Health care and lodging expenses, which are incurred in connection with nursing home services, remained constant as a result of the acquisition of nursing homes which were previously leased, rent expense declined but was offset by the inclusion of expenses of the Heritage facility, offset by expenses of the Heritage facility.

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

        As a result of the acquisition of four facilities in the October 31, 1995 refinancing, depreciation and amortization expenses increased by $957,000 and interest and other financing costs increased by $2,851,000.

        Other income of $550,000 in 1996 consisted of amortization of deferred income of $543,000, an unrealized foreign currency translation gain of $130,000, which were offset by miscellaneous expense. Other income of $995,000 in 1995 consisted of amortization of deferred income of $866,000, $188,000 of income resulting from an adjustment to accruals related to the deconsolidation of the Heritage facility, offset by a foreign currency translation loss of $402,000.

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

        The net income available to common shareholders in 1996 was $786,000 or 9 cents per share compared to a net loss applicable to common shareholders in 1995 of $1,027,000 or 13 cents per share. The net income available to common shareholders in 1996 was due to extraordinary gains, principally in gain on closing a nursing home and sale of certain of its assets.

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

Liquidity and Capital Resources

     At June 30, 1997, the Company had stockholders' equity of $5,624,000 and total liabilities of $63,302,000. At June 30, 1997 debt amounted to $48,804,000, the majority of which arose from the acquisition of four facilities under the Nomura refinancing in October of 1995. Other debt included SFr 662,215 (approximately $453,000) principal amount of 6% Swiss franc denominated bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $424,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998; $1,213,000 principal amount of 8% notes due 1999; and $3,400,000 principal amount of 6% notes due 2003.

        On October 4, 1996 an Exchange Offer was made by the Company to exchange shares of a new 11% convertible Preferred Stock for all its remaining 14 1/8% subordinated Debentures due September 1, 1996 expired. $474,000 face amount of debentures were exchanged and $474,000 was returned to the Company from the escrow account which had been established with the Trustee to repay the holders. As of June 30, 1997 $440,000 face amount had been converted into common shares of the Company, leaving $34,000 face amount of the Series A Convertible Preferred Stock outstanding.

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

        In December 1996, The Company sold the 8 acres of land which secured a five year $1.5 million loan and utilized the proceeds to pay-down that borrowing, leaving a balance of $454,000. The company has the right to prepay that loan in full by December 31, 1997 and take a $150,000 credit, which it intends to do. The balance remaining on the loan at June 30, 1997 is $388,000 which is secured by a pledge of Infu- Tech stock to cover 200% of the balance.

        In June 1997 the Company sold one of the nursing homes which had secured the October 31, 1995 borrowing and had issued preferred stock as additional collateral. The proceeds of the sale were used, in part, to pay down the 15 year borrowing and redeem the preferred stock. The balance of the 15 year borrowing is $36,907,000 and the balance of the preferred stock outstanding is $1,989,000 at June 30, 1997.

        When the Bonds matured on June 27, 1995, SFr 2,900,000 (approximately $2,525,000) principal amount, together with accrued interest of SFr 174,000 (approximately $152,000), was outstanding. Between June 30, 1995 and June 30, 1996, the Company acquired SFr 2,164,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,122,375 and $315,000 plus a SFr 619,500 note maturing in June 1998. As of June 30, 1997 the Company had acquired an additional SFr 85,000 principal amount of bonds (with interest) for $78,000.

        The Company's cash and cash equivalents balance increased from $2,900,000 at June 30, 1996 to $3,796,000 at June 30, 1997. Included in the June
30, 1997 balance is $512,000 held by Infu-Tech. In connection with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, extended to July 2000, which prohibits Infu- Tech from lending money to (or borrowing money from) the remainder of the Company.

        Operating activities provided $2,298,000 of cash primarily due to an increase in net accounts receivable of $3,517,000 offset by an increase in payables and other current liabilities of $3,701,000 and net income of $1,443,000. Of the $3,517,000 increase in accounts receivable, $1,102,000 is attributable to Infu- Tech.

     At June 30, 1997, the balance in net accounts receivable for Infu-Tech was 31% higher than the balance at June 30, 1996. Net third party accounts receivable increased by $1,444,000 during the year, mostly due to a reduction of the allowance account. Infu-Tech's net accounts receivable has increased from 84 days sales at June 30, 1996 to 102 days sales at June 30, 1997 largely because of the reduction in the allowance for uncollectible accounts. The DSO is calculated on net accounts receivable. While Medicare payments continue to be slow due to changes in reimbursement policies, and while managed care companies have experienced delays in processing payments due to higher volume of claims and/or systems conversions, Infu-Tech's collection rates have been strong. The Company (excluding Infu-Tech) provided $2,150,000 of cash in operating activities.

        The Company has no arrangements under which it can make borrowings. At June 30, 1997, the Company had a working capital of $512,000. Excluding Infu-Tech, which had working capital of $5 million, the Company had a working capital deficit of $4,532,000. Further, at June 30, 1997, Infu-Tech's cash and cash equivalents of $512,000 were $179,000 less than the balance of $691,000 at June 30, 1996 and its accounts payable of $4,288,000 were $1,509,000 higher than the $2,779,000 at June 30, 1996.

        During the twelve months ended June 30, 1997, the Company repaid $7,406,000 of debt, $1,511,000 of mandatorily redeemable preferred stock and paid preferred dividends of $83,000.

        At June 30, 1997, the Company has approximately $5.7 million of debt due in in the upcoming year including $2.2 million of mortgage debt which it intends to refinance in fiscal 1998. In December 1996, the Company began to make mandatory principal redemption payments of its subsidiaries' Preferred Stock of $73,000 per month.

        While the Company continues to experience tight cash flow constraints, it is focused on generating sufficient funds through operating cash flow or the realization of assets into cash to meet ongoing obligations.

     The Company has not material capital commitments other than the development of two assited living projects for which an $18.4 million financing commitment has been otained.

Recently Issued Accounting Standards

        In July 1996, the Emerging issues Task Force of the financial accounting Standards Board reached a consensus on the Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred. The Company is assessing the extent of the necessary modifications to its computer software.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"), which is effective as of December 31, 1997. This standard changes the way companies compute EPS to require all companies to show "basic" and "dilutive" EPS and is to be retroactively applied, including each 1997 interim quarter. The statement will not have a material effect on the calculation of EPS.

Item 8.        Finncial Statements and Supplementary Data.

        The consolidated financial statements and supplementary data required by this item appear beginning at page F-1.


Item 9.        Disagreements on Accounting and Financial Disclosure.

        None.

                                           PART III


        Part III Items 10 through 13 to be filed by October 29, 1997 as part of definitive proxy statement.

                                            PART IV



Item 14.       Exhibits, Financial Statements
               Schedule, and Reports on Form 8-K

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

     4(d) Supplemental Indenture No. 1 dated as of September 27, 1991. (10)

     10(a) Agreement dated July 20, 1987 among Continental Teaneck Realty, Inc., Forest City Residential Development, Inc. and the Company. (4)

     10(b) Certificate and Articles of Limited Partnership of CR Teaneck Limited Partnership . (4)

     10(c) Lease dated November 28, 1988 between Midlantic National bank, Trustee, and Jayber, Inc. (5)

     10(d) Lease dated November 28, 1988 between Midlantic National Bank, Trustee, and Jayber, Inc. (5)

     10(e) Lease dated December 28, 1998 between Midlantic National Bank & Trust Company/Florida, Trustee, and P.V.M. Associates, Inc. (5)

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

     10(j) Option  Agreement dated October 13, 1993 between the Company and Carl
D. Glickman. (7)

     10(k) Bond Purchase Agreement dated October 27, 1993 among the Company, Andrew J. McLaughlin, jr. and Gerald T. McLaughlin. (7)

     10(l) Debenture Purchase Agreement dated October 27, 1993 among the Company, Andrew J. McLaughlin, Jr. and Gerald T. McLaughlin. (7)

     10(m) Restatement Modification and Extension of Loan Agreement and Note dated as of July 13, 1993 between Barclays Bank, N.A. and the Company. (7)

     10(n) Mutual Release dated March 16, 1994 between Barclays Bank, N.A., the Company, Senior Care Foundation and the Company's Subsidiaries. (8)

     10(o) Unconditional and Continuing Guaranty dated as of March 16, 1994 from the Company and Continental Norwood, Inc. to Health Care REIT, Inc. (8)

     10(p) Mortgage Note dated March 16, 1994 from Senior Care Foundation to Continental Norwood Holdings, Inc. (8)

     10(q) Mortgage dated march 16, 1994 from Senior Care of Continental Norwood Holdings, Inc. (8)

     10(r) Intercreditor Subordination agreement dated as of March 16,1 994 between Health Care REIT, Inc., Company, Continental Norwood, Inc., and Continental Norwood Holdings, Inc. (8)

     10(s) Management Agreement dated as of January 1, 1994 between Senior Care Foundation and Continental Norwood, Inc. (8)

     10(t)   Distribution   Agreement  between   Infu-Tech,   Inc.  and  Genzyme
Corporation dated November 11, 1994.

     10(u) Key Employees and Key Personnel Stock Option Plan.

     11 Calculation of Earnings Per Share.

     13 1994 Annual Report to Stockholders - to be furnished by amendment - that report, except for any portions which are expressly incorporated by reference in this filing, is not to be deemed "filed" as part of this filing.

21      List of Subsidiaries

(b)     Reports on Form 8-K filed during the quarter ended December 31, 1994.

               None

(c)     The exhibits to this Report are listed in item 14(a)3.

(d) The financial statement schedule required by Regulation S-X which is excluded from the annual Report to Stockholders by Rule 14a-3(b)(1) is listed in
Item 14(a)(2).

                                           FOOTNOTES

     (1) Incorporated by reference to Registration Statement No. 2-81823.
     (2) Incorporated by reference to Registration Statement No. 33-611
     (3) Incorporated by reference to Registration Statement No. 33-6341
     (4) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1987.
     (5) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1988.
     (6) Incorporated by reference to definitive proxy statement dated July 13, 1989.
     (7) Incorporated by reference to Registration Statements Nos. 33-74474 and 33-7476.
     (8) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1993.

                              CONTINENTAL HEALTH AFFILIATES, INC.

                               CONSOLIDATED FINANCIAL STATEMENTS

                      June 30, 1997, 1996 and 1995 and December 31, 1994
                          (With Independent Auditor's Report Thereon)

                              CONTINENTAL HEALTH AFFILIATES, INC.
                        Index to Consolidated Financial Statements and
                                 Financial Statement Schedule



1.   Consolidated Financial Statements:

     Independent Auditors' Report.......................................

     Balance Sheets
         June 30, 1997 and 1996.........................................

     Statements of Operations:
         Years Ended June 30, 1997, 1996 and Six Month Period Ended
           June 30, 1995 and Year Ended December 31, 1994...............

         Years Ended June 30, 1997, 1996 and Unaudited 1995 ............

     Statements of Stockholders' Equity:
         Years Ended June 30, 1997, 1996 and Six Month Period Ended
           June 30, 1995 and Year Ended December 31, 1994...............

     Statements of Cash Flows:
         Years Ended June 30, 1997, 1996 and Six Months Ended
           June 30, 1995 and Year Ended December 31, 1994...............

     Notes to Consolidated Financial Statements.........................

2.   Financial Statement Schedule:

     Valuation and Qualifying Accounts..................................















Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Continental Health Affiliates, Inc.


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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of a material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Health Affiliates, Inc. and subsidiaries as of June 30, 1997 and 1996, and results of their operations and their cash flows for the years ended June 30, 1997 and 1996, the six-month period ended June 30, 1995 and the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








September 26, 1997
New York, New York




                              CONTINENTAL HEALTH AFFILIATES, INC.
                                  Consolidated Balance Sheets
                       (Dollars in thousands, except per share amounts)

                                                                                  June 30,
                        ASSETS                                  1997             1996
                                                                ----             ----
Current Assets:
     Cash and cash equivalents..............................$     3,796       $     2,900
     Patients' funds........................................        188               184
     Accounts receivable, net of allowances for uncollectible
        accounts of $4,252 and $4,193.......................     13,346            10,177
     Inventories............................................      1,861             1,996
     Deferred income taxes..................................        702               822
     Prepaid expenses and other current assets..............        803             1,151
                                                            -----------       -----------
         Total current assets...............................     20,696            17,230

Property and equipment, at cost, net of accumulated
     depreciation of $4,916 and $4,363......................     46,991            54,453
Goodwill, net of accumulated amortization ..................        139               --
Deferred income taxes.......................................        --                 52
Other assets................................................      3,524             3,837
                                                            -----------       -----------
         Total assets.......................................$    71,350       $    75,572
                                                            ===========       ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short-term borrowings..................................$       105       $       128
     Current portion of long-term debt......................      5,686             3,355
     Income taxes payable...................................        437               --
     Accounts payable.......................................      9,696             7,913
     Other current liabilities..............................      4,260             5,789
                                                            -----------       -----------
         Total current liabilities..........................     20,184            17,185

Long-term debt, net of current portion......................     41,129            50,574
Deferred income.............................................        --                 72
Other liabilities...........................................        --                 16
Mandatorily redeemable preferred stock (includes $1,166
     current portion).......................................      1,989             3,500
                                                            -----------       -----------

         Total liabilities..................................     63,302            71,347

Minority interest in subsidiary.............................      2,424             2,029

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.02 par value; $100 liquidation preference     1                 1
     Series A 11% convertible preferred stock $.02 par value,
         $1,000 liquidation preference, 34 shares outstanding        34               --
     Common stock, $.02 par value; 15,000,000 shares authorized;
         10,119,101 and 9,286,216 shares outstanding........        206               186
     Additional paid-in capital.............................     23,401            21,470
     Accumulated deficit....................................    (18,018)          (19,461)
                                                            -----------       -----------
         Total stockholders' equity.........................      5,624             2,196
                                                            -----------       -----------
         Total liabilities and stockholders' equity.........$    71,350       $    75,572
                                                            ===========       ===========





                 See accompanying notes to consolidated financial statements.



                                 CONTINENTAL HEALTH AFFILIATES, INC.
                                Consolidated Statements of Operations
                          (Dollars in thousands, except per share amounts)

                                                                          Six Months
                                                      Year Ended        Period Ended   Year Ended
                                                 June 30,     June 30,    June 30,    December 31,
                                                   1997         1996       1995           1994
                                                   ----         ----       ----           ----
Revenues:
     Nursing home services.......................$    44,033  $    44,440 $    18,248   $   38,182
     Infusion therapy and other medical services.     26,661       25,440      10,476       16,196
                                                 -----------  ----------- -----------   ----------
           Total revenues........................     70,694       69,880      28,724       54,378
                                                 -----------  ----------- -----------   ----------

Operating expenses:
     Personnel ..................................     35,284       32,955      14,493       28,689
     Medical and nutritional product.............     13,224       12,001       5,300        6,714
     Health care and lodging.....................     10,130       11,090       5,496       11,511
     Selling, general and administrative.........      6,683        6,858       3,014        5,931
     Provision for uncollectible accounts........        447        1,210         979        1,622
     Depreciation and amortization...............      1,919        1,650         366          828
                                                 -----------  ----------- -----------   ----------

           Total operating expenses..............     67,687       65,764      29,648       55,295
                                                 -----------  ----------- -----------   ----------

           Income from operations................      3,007        4,116        (924)        (917)
Interest and dividend income.....................        104          221         183           98
Interest and other financing costs...............     (6,343)      (4,044)       (632)      (1,481)
Other income,  net...............................        541          550         458          877
Minority interest in loss (earnings) of subsidiary      (395)        (494)        353          375
                                                  ----------  ----------- -----------   ----------
           Income (loss) before income taxes, and
             extraordinary items.................     (3,086)         349        (562)      (1,048)
Provision for income taxes.......................        662          270         --          (341)
                                                 -----------  ----------- -----------   ----------
           Income (loss)  before extraordinary items  (3,748)          79        (562)        (707)
Extraordinary gains .............................      5,191          777         --         1,058
                                                 -----------  ----------- -----------   ----------

         Net income .............................      1,443          856        (562)         351

Preferred dividends..............................       (130)         (70)        (35)         (69)
                                                 -----------  ----------- -----------   ----------

         Net income available to common
           shareholders..........................$     1,313  $       786 $      (597)  $      282
                                                 ===========  =========== ===========   ==========

Income (loss) per share:
     Income (loss) before extraordinary gains....$     (0.38) $      0.00 $     (0.08)  $    (0.09)
     Extraordinary items.........................       0.51         0.09         --          0.13
                                                 -----------  ----------- -----------   ----------
         Net income available to common
           shareholders..........................$      0.13  $      0.09 $     (0.08)  $     0.04
                                                 ===========  =========== ===========   ==========
Weighted average number of common and common
     equivalent shares........................... 10,143,203    8,418,358   7,826,309    7,783,425








                    See accompanying notes to consolidated financial statements.




                                 CONTINENTAL HEALTH AFFILIATES, INC.
                                Consolidated Statements of Operations
                          (Dollars in thousands, except per share amounts)

                                                                Years Ended June 30,
                                                          1997          1996             1995
                                                          ----          ----             ----
                                                                      (Unaudited)
Revenues
     Nursing home services............................$    44,033     $    44,440    $    36,365
     Infusion therapy and other medical services......     26,661          25,440         19,679
                                                      -----------     -----------    -----------
           Total revenues.............................     70,694          69,880         56,044
                                                      -----------     -----------    -----------
Operating expenses:
     Personnel........................................     35,284          32,955         28,698
     Medical and nutritional product..................     13,224          12,001          9,144
     Health care and lodging..........................     10,130          11,090         11,099
     Selling, general and administrative..............      6,683           6,858          6,211
     Provision for uncollectible accounts.............        447           1,210          1,726
     Depreciation and amortization....................      1,919           1,650            693
                                                      -----------     -----------    -----------

           Total operating expenses...................     67,687          65,764         57,571
                                                      -----------     -----------    -----------

Income (loss) from operations.........................      3,007           4,116         (1,527)

Interest and dividend income..........................        104             221            229
Interest and other financing costs....................     (6,343)         (4,044)        (1,193)
Other income, net.....................................        541             550            995
Minority interest in loss (earnings) of subsidiary....       (395)           (494)           538
                                                      -----------     -----------    -----------

Income (loss) before income taxes and extraordinary gains  (3,086)            349           (958)
Provision for income taxes............................        662             270            --
                                                      -----------     -----------    ----------

Income (loss) before extraordiary gains...............     (3,748)             79           (958)
Extraordinary gains ..................................      5,191             777            --
                                                      -----------     -----------    ----------

Net income (loss).....................................      1,443             856           (958)

Preferred dividends...................................       (130)            (70)           (69)
                                                      -----------     -----------    -----------

           Net income (loss) applicable to common
             shareholders.............................$     1,313     $       786    $    (1,027)
                                                      ===========     ===========    ===========
Income (loss) per share:
     Income (loss) before extraordinary gains.........$      (.38)    $      0.00    $     (0.13)
     Extraordinary gains..............................       0.51            0.09            --
                                                      -----------     -----------    ----------

         Net income (loss) applicable to common
            shareholders..............................$      0.13     $      0.09    $     (0.13)
                                                      ===========     ===========    ===========

Weighted average number of common and
     common equivalent shares......................... 10,143,203       8,418,358    $ 7,824,747





                     See accompanying notes to consolidated financia statements.



                                 CONTINENTAL HEALTH AFFILIATES, INC.
                           Consolidated Statements of Stockholders' Equity
                      Years Ended June 30, 1997, 1996 and the Six Month Period
                        ended June 30, 1995 and year ended December 31, 1994


                                                              Additional                Total
                               Preferred StockCommon StockPaid-InAccumulatedStockholder's
                          Shares   Amount   Shares    Amount    Capital     DeficitEquity (Deficit)
                          ------   ------   ------    ------    -------     -----------------------
Balance,
    January 1, 1994.....   13,884  $   1    7,661,439  $   153  $ 20,065    $ (20,106)  $    113
Issuance of common stock      --     --       161,120        3       281          --         284
Exercise of stock options     --     --         2,500      --          1          --           1
Additional costs related to
  issurance of preferred
  stock in 1993.........      --     --           --       --        (52)         --         (52)
Preferred dividends.....      --     --           --       --        (69)         --         (69)
Net income   ...........      --     --           --       --        --           351        351
                        ---------  -----    ---------  -------  --------   ----------   --------

Balance,
    December 31, 1994...   13,884  $   1    7,825,059  $   156  $ 20,226   $  (19,755)  $    628
Exercise of stock options     --     --         5,000      --          1          --           1
Preferred dividends.....      --     --           --       --        (35)         --         (35)
Net loss     ...........      --     --           --       --        --          (562)      (562)
                        ---------  -----    ---------  -------  --------   ----------   --------

Balance,
    June 30, 1995.......   13,884  $   1    7,830,059  $   156  $ 20,192   $  (20,317)  $     32
Exercise stock options..      --     --        21,000      --         21          --          21
Debt to equity conversion     --     --     1,435,157       30     1,327          --       1,357
Preferred dividends.....      --     --           --       --        (70)         --         (70)
Net income   ...........      --     --           --       --        --           856        856
                        ---------  ------------------  -------  --------   ----------   --------

Balance,
    June 30, 1996.......   13,884  $   1    9,286,216  $   186  $ 21,470   $  (19,461)  $  2,196
New stock issued........      --     --           --       --        100          --         100
Exercise stock options..      --     --        12,150        1        11          --          12
Warrants     ...........      --     --           --       --         98          --          98
Debt to equity conversions    --     --       820,735       19     1,852          --       1,871
Preferred Series A 11%        --      34          --       --        --           --          34
Preferred dividends.....      --     --           --       --       (130)         --        (130)
Net income   ...........      --     --           --       --        --         1,443      1,443
                        ---------  -----    ---------  -------  --------   ----------   --------

Balance,
    June 30, 1997.......   13,884  $  35    10,119,101 $   206  $ 23,401   $  (18,018)  $  5,624
                        =========  =====    ========== =======  ========   ==========    =======



                   See accompanying notes to consolidated financial statements.


                                CONTINENTAL HEALTH AFFILIATES, INC.
                               Consolidated Statement of Cash Flows
                                      (Dollars in thousands)

                                                                          Six Month
                                              Year End      Year End    Period Ended     Year End
                                            June 30, 1997 June 30, 1996 June 30, 1995December 31, 1994
                                            ----------------------------------------------------------

Operating activities:
 Net income (loss)..........................$    1,443    $       856    $      (562)   $       351

 Adjustments to reconcile net income (loss)
    to net cash  provided by (used in)
    operating activities:
     Depreciation and amortization expense .     1,919          1,537            366            828
     Warrants issued .......................        98            --             --             --
     Amortization of deferred financing cost       517            266             32            104
     Provision for uncollectible accounts...       447          1,210            979          1,622
     Amortization of deferred income........       (72)          (543)          (579)        (1,158)
     Provision for deferred income taxes....       172            195            --             --
     (Gain) loss on foreign currency debt...      (161)          (130)           309            267
     Extraordinary gains....................    (3,316)          (693)           --             --
     Minority interest......................       395            494           (353)          (375)
     Net gains on extinguishment of debt....       --             (84)           --          (1,229)
     Increase (decrease) in cash due to changes in:
        Patients funds......................        (4)           --             --             --
        Accounts receivable.................    (3,517)        (5,349)          (753)        (1,702)
        Inventories.........................       135           (310)          (279)          (147)
        Prepaid expenses and other current assets  348            (35)           115           (158)
        Other assets........................      (228)        (2,755)            71           (223)
        Taxes payable.......................       437            --             --             --
        Accounts payable....................     2,687         (2,174)         1,209          1,518
        Other current liabilities...........     1,014          1,717           (476)            73
        Other liabilities...................       (16)          (227)          (228)          (521)
                                            ----------    -----------    -----------    -----------

        Net cash provided by (used in)
            operating activities............     2,298         (6,025)          (149)          (750)
                                            ----------    ------------   -----------    -----------

Investing activities:
 Expenditures for property and equipment....      (374)       (39,848)          (294)        (1,021)
 Acquisition of Universal Home Infusion.....      (190)         2,390            --             --
 Cash received on sale of facilities........     8,116            --             --             --
 Purchase by Infu-Tech of treasury stock....       --             --             --             (73)
                                            ----------    -----------    -----------    -----------

        Net cash provided by (used in)
           investing activities.............     7,552        (37,458)          (294)        (1,094)
                                            ----------    -----------    -----------    -----------
Financing activities:
 Net proceeds from not-for-profit borrowings       --             --             --         12,905
 Net proceeds from long-term borrowings.....       --          47,592            --            790
 Payments on debt...........................    (7,406)        (1,706)          (138)      (14,077)
 Payment of preferred dividends.............       (83)           (70)           (35)          (69)
 Payments on mandatorily redeemable.........
     preferred stock........................    (1,511)           --             --            --
 Cost of debt exchange offers...............       --             --             --            (71)
 Net proceeds from exercise of common
     stock options..........................        46             21              1           --
                                            ----------    -----------    -----------   ----------

     Net cash provided by (used in) financing
     activities.............................    (8,954)        45,837           (172)         (522)
                                            ----------    -----------    -----------   -----------

     Net increase (decrease) in cash and
        cash equivalents....................       896          2,354           (615)       (2,366)

Cash and cash equivalents, beginning of
     the period.............................     2,900            546          1,161         3,527
                                            ----------    -----------    -----------   -----------

Cash and cash equivalents, end of
     the period.............................$    3,796    $     2,900    $       546   $     1,161
                                            ----------    -----------    -----------   -----------


Supplemental disclosure of cash flow data:
     Interest paid..........................$    5,600    $     4,292    $       284   $     1,483
     Income taxes paid......................$      110    $        26    $        26   $       109

Non cash investing and financing activity:

     Property and equipment obtained under capital
        lease obligation....................$      --     $       223    $       --    $       --
     Acquisition of property and equipment for
        forgiveness of receivable...........$      --     $     7,399    $       --    $       --
     Conversion of trade payable into notes.$      904            --             --            --
     Conversion of convertible notes........$      --     $     1,357    $       --    $       --
     Debt to equity conversions.............$    1,824    $       --     $       --    $       --
     Dividend conversion to common stock....$       47    $       --     $       --    $       --
     Stock issued in connection with acquisi$ion   100    $       --     $       --    $       --




                    See accompanying notes to consolidated financial statements.


                              CONTINENTAL HEALTH AFFILIATES, INC.
                          Notes to Consolidated Financial Statements
                     June 30, 1997, 1996 and 1995, an dDecember 3,1 1994
                                    (Dollars in thousands)


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

      Continental owns 58% of the common stock of Infu-Tech, Inc. ("Infu-Tech"); the other 42% is publicly traded. The minority interest in the consolidated financial statements represents the minority stockholders' proportionate share of equity in Infu-Tech.

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

      New Accounting Principles

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"), which is effective as of December 31, 1997. This standard changes the way companies compute EPS to require all companies to show "basic" and "dilutive" EPS and is to be retroactively applied. The Company will have to implement this at June 30, 1998. The statement will not have a material effect on the calculation of EPS.

      Cash and Cash Equivalents
      Cash and cash equivalents at June 30, 1997 and 1996 includes $512 and $691, respectively, held by Infu-Tech. In connection with Infu-Tech's initial public offering (see note 3), a management and non-competition agreement between Continental and its 58% owned subsidiary, Infu-Tech, which was extended to July 2000, prohibits Infu-Tech from lending money to (or borrowing money from) Continental and its other subsidiaries subsequent to December 31, 1992.

      The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

      Reclassifications
      Certain items have been reclassed in the 1996 financial statements to conform to the 1997 financial statements.

      Patients' Funds
      Patients' funds represent cash balances which have been deposited by the Company into separate bank accounts and are restricted for the use of patients. The related liability is included in other current liabilities.

      Revenue Recognition
      Revenue is reported at the net amounts estimated to be realized from patients, third-party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 54%, (1997), 60% (1996), 59% (1995) and 60% (1994) of total revenues were derived from such medical assistance programs. Revenues under these programs are based upon government approved rates which are subject to audit. In the opinion of management, retroactive adjustments, if any, would not be material to the Company's financial position or results of operations.

      Inventories
      Inventories, which consist of medical and nutritional products and supplies, are valued at the lower of cost (first-in, first-out method) or market.

      Long-Lived Assets
      Depreciation of property and equipment is computed using the straight-line method at rates that charge the cost of various classes of assets over the periods of expected use. The range of useful lives estimated for buildings and improvements is generally 7 to 40 years, and the range for furniture and equipment is three to ten years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated life of the asset. Goodwill is being amortized over periods ranging from 7 to 40 years.

      Effective July 1, 1996 the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used on undiscounted cash flows and measures impairment, if any, using discounted cash flows. The effect of the adoption of SFAS No. 121 has no material effect to the Company.

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

      Employee Stock Options
      The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Effective July 1, 1996 the Company adopted the Financial Accounting Standards Board" Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation." Accordingly, the Company has elected to provide pro forma disclosures as required by SFAS No. 123.

      Earnings Per Share
      Earnings per share is computed based upon the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents reflect the dilutive effect of stock options and warrants. The effects of the assumed conversion of the convertible bonds outstanding, which are also common stock equivalents, have not been included since they are antidilutive. Earnings per common share, assuming full dilution, were not materially different from the primary amounts.

      The weighted average number of shares used in computing earnings per share total 10,143,203 (1997), 8,418,358 (1996), 7,826,309 (1995) and 7,783,425
      (1994).

3.    Extraordinary Gains

      Extraordinary gains reflected in the financial statements result from the following:

                                                            Year Ended
                                                      June 30,     June 30,
                                                        1997         1996

    Net gains on extinguishment of debt..............$     --     $      84
    Gain on conversation of liabilities to equity....    1,192          --
    Forfeited deposit................................      300          --
    Disposal of assets...............................    3,699          693
                                                     ---------    ---------
                                                     $   5,191    $     777
                                                     =========    =========

4.    Acquisitions and Dispositions

      Sale of Assets

      Fiscal 1996
      In May 1996, the Company closed its nursing home in Pine Brook, New Jersey and sold the assets of that nursing home, other than the land and buildings and certain current assets, to another health care provider for $2,390. The Company recorded an extraordinary gain of $693.

      Fiscal 1997
      In December 1996, the Company sold 8 acres of land contiguous to the West Orange Facility for an extraordinary gain of $875,000.

      In June 1997, facilities in West Palm Beach, Florida and Atlantic City, New Jersey were sold. The Company recorded an extraordinary gain of $2.1 million.

      In June 1997, the Company sold its 15% interest in a limited partnership which owned and operated a congregate care facility in Teaneck, New Jersey for an extraordinary gain of $700,000.

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

      In connection with the initial public offering, the representative of the underwriters was issued warrants to purchase up to 133,000 shares (73,000 shares from Continental and 60,000 shares from Infu-Tech) of Infu-Tech's common stock at 125% of the initial public offering price for a period of four years. As of June 30, 1997, none of these warrants have been exercised.

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

      The combined proceeds, totalling $46,000 were used to purchase the West Orange, Cedar Grove and West Palm Beach facilities which were previously operated under operating leases and to purchase the real property of the long term and residential care facility located in Norwood, NJ (the "Heritage Facility"), which the Company has been managing since 1988 on behalf of a not for profit corporation ("SCF").

      Proceeds of the sale of the West Palm Beach property were used to pay down the mortgage loans and redeem $1,000 of preferred stock. The balance of the mortgage loan is $36,907 and $1,989 of preferred stock.

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

5.    Property and Equipment

      Property and equipment, at cost, is comprised as follows:

                                                                        June 30,
                                                            1997         1996
                                                            ----        ----
    Land and improvements...............................$   6,232       $ 8,573
    Buildings and improvements..........................   41,458        44,064
    Furniture and equipment.............................    3,285         4,742
    Leasehold improvements..............................      751         1,393
    Construction in progress............................      181            44
                                                        ---------     ---------
                                                           51,907       58,816
    Less: accumulated depreciation and
      amortization.....................................     4,916        4,363
                                                        ---------    ---------
                                                        $  46,991    $  54,453
                                                        =========    =========

6.      Long-Term Debt

        Long-term debt is comprised as follows:
                                                                  June 30,
                                                            1997          1996
                                                            ----          ----

  141/8% subordinated debentures due September 1, 1996 (a$     --       $  1,200
  6% notes due 2003 (b)..................................    3,400         3,400
  6% convertible bonds in the face amount of 662,215
    Swiss francs, due June 27, 1995 (c)..................      453           662
  8% face amount of Swiss francs 619,500 due June 27, 1998 (c) 424           494
  8% notes due 1999 (d)..................................    1,213         1,213
  Nomura financing (e) (excludes preferred stock) (f)....   37,295        42,148
  8 1/2% to 11% mortgage notes (g).........................  2,963         3,244
  Other (h)..............................................    1,067         1,568
                                                         ---------      --------
                                                            46,815        53,929
  Less:  current portion                                     5,686         3,355
                                                         ---------      --------
                                                         $  41,129      $ 50,574
                                                         =========      ========

     (a) In August 1996, the Company made an offer to exchange shares of a new 11% Convertible Preferred Stock for all its remaining 14 1/8% Subordinated Debentures ("Debentures") due September 1, 1996. This entire issue was converted or redeemed. 39


     (b) In September 1993, the Company acquired $3,400 principal amount of Debentures in exchange for 6% notes due 2003 ("6% Notes") in that amount. In December 1993, the Company acquired an additional $1,500 principal amount of Debentures in exchange for 6% convertible notes due 2003 ("6% Convertible
Notes") in the principal amount of $1,606 (which included accrued interest on those Debentures), which were converted into the Company's common stock. Interest on the 6% Notes is payable on March 1 and September 1.

     (c) The principal balance of SFr 2,900,000 (approximately $2,525,000) and accrued interest of SFr 174,000 (approximately $152,000) pertaining to the Company's 6% Swiss franc denominated convertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payment to redeem the Bonds. Non-payment did not result in a default under any other financing agreements. Between June 30, 1995 and June 30, 1996, the Company acquired SFr 2,164,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,122,375 and $315,000 plus a SFr 619,500 note maturing in June 1998. As of June 30, 1997 the Company had acquired an additional SFr 85,000 principal amount of bonds (with interest) for $78,000.


     (d) In September 1993, the Company acquired SFr 4,005,000 (approximately $2,647) principal amount of Bonds in exchange for 10,579 shares of 5%
exchangeable preferred stock ("Preferred Stock") and $965 principal amount (which included accrued interest on those Bonds) of 8% notes due 1999 ("8% Notes"). In October 1993, the Company acquired an additional Sfr 1,250,000 (approximately $826) principal amount of Bonds in exchange for 3,305 shares of Preferred Stock and $248 principal amount of 8% Notes. Interest on the 8% Notes is payable on January 27 and July 27. The Company has the option to redeem in part or in full the 8% Notes at any time for par.

     (e) On October 31, 1995, the Company obtained mortgage loans of $41.0 million and $1.5 million and subsidiaries issued $3.5 million of preferred stock (see (f)). The proceeds of this financing were used to purchase three nursing homes which had been sold and leased back in 1988, to reacquire the Heritage Facility, which the Company had sold in 1990 to a non-profit corporation and had been operating under a management agreement, and to retire debt. The $41.0 million mortgage loan bears interest at 9.86% per annum and requires payments of principal and interest totalling $4.28 million per year for 15 years. If the Company is unable to pay the balance of $28.19 million which will remain due at the end of 15 years, the interest rate on the mortgage loan will increase, and all cash flow from the mortgaged facilities will have to be used to amortize the balance of the mortgage loan. The mortgage has been pay down by $3,484 with the proceeds of the sale of the West Palm Beach facility. The $1.5 million mortgage loan was paid down and the mortaged property released. The remaining balance of the loan (now secured by a pledge of $220,000 Infu-Tech shares to cover 200% of the loan balance) is $387.

     (f) The $3.5 million of subsidiary preferred stock requires cumulative dividends which have been charged to interest expense equal to the liquidation preference of the preferred stock (initially $3.5 million) at LIBOR plus 13% of the liquidation preference of the preferred stock and is mandatorily redeemable in monthly installments at the rate of $876,000 per year in 1997 through 2000. $1,000 of preferred stock was redeemed using the proceeds of the sale of the West Palm Beach facility. The payments during the period from October 31, 1995 to June 30, 1996 with regard to the $42.5 million of mortgage loans and the $3.5 million subsidiary preferred stock totalled approximately $3.6 million and $1,511 for the period July 1, 1996 to June 30, 1997. Under the terms of the $41 million loan and $3.5 million subsidiary preferred stock, the cash receipts of the four facilities are restricted to: mortgage payments, real estate taxes, insurance and carrying charges, operating expenses, and payment of preferred stock dividends, with any excess retained by the facility.


     Aggregate maturities of debt relating to the October 31, 1995 refinancing in each of five-year periods ending June 30 subsequent to June 30, 1997 are as follows: 1998 - $1,613; 1999 - $1,269; 2000 - $906; 2001 - $570 and 2002 - $629.

     (g) The 8 1/2 to 11% mortgages include debt consisting of an Economic Development Authority mortgage loan ("EDA loan") with a principal balance of $770 at June 30, 1997 payable in monthly installments, including interest at 11%, through 2009. The EDA loan is secured by property with a net book value of approximately $1,519 at June 30, 1997. The remaining mortgage notes are payable in monthly installments, including interest at notes ranging from 10% to 12% with final payments due between 1997 and 2009. These are secured by properties with an aggregate net book value of approximately $2,694 at June 30, 1997.

     (h) On October 31, 1995, the Company negotiated terms to convert $1,464 trade accounts payable into a three year note due in 1998. The interest rate is 10%. The monthly payment of principal and interest of $47 will fully amortize the loan at the end of the term. Current principal payments due under the terms of the note total $691.

     A secured loan ("Secured loan") with a principal balance of $67 at June 30, 1996 is payable in monthly installments of $12, scheduled to be fully paid by December 31, 1997.

     Aggregate scheduled amounts maturing in each of the five year periods ending June 30 subsequent to June 30, 1997 are as follows: 1998 - $5,686; 1999 - $1,510; 2000 - $2,179 and 2001 - $618 and 2002 $682.

7.    Other Current Liabilities

      Other current liabilities are comprised as follows:
                                                             June 30,
                                                      1997            1996
                                                      ----            ----

    Accrued interest................................$     293      $     234
    Accrued payroll and related expenses............    3,063          3,555
    Other accrued liabilities.......................      904          2,000
                                                    ---------      ---------
                                                    $   4,260      $   5,789
                                                    =========      =========

      Effective May 1, 1997, the nursing home group is covered under a third party health insurance plan. Under the previous self-insured health insurance program, the Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its historical loss experience and is included as a component of accrued payroll and related expenses.

8.    Stockholders' Equity

     During the year, 125,000 warranats were issued to non exclusive finanical consultants of the Company. The costs of the warrants has been calculated at $54 and charged to expense. 100,000 of the warrants are two year warrants, with 33,333 shares at our exercise price of $2.00, 33,333 at our exercise price of $2.50, and 33.333 with our exercise price of $3.00. The remaining 25,000 two year warrants have our exercise price $4.28.

     Preferred Stock In 1993, the Company issued 13,884 shares of Preferred Stock as part of an exchange offer to holders of its Bonds. Each share of Preferred Stock has a liquidation preference of $100. Dividends on the Preferred Stock are cumulative and are payable on January 27 and July 27 at the annual rate of $5 per share, when and as declared by the Company's Board of Directors.
s

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

      After the three years, the Preferred Stock will be convertible into common stock which has a market value totaling 100% of the liquidation preference of the Preferred Stock or for cash if the Company elects to. During the period ended December 31, $440,000 face amount of the Series A Convertible Preferred Stock converted into common stock of the Company, leaving
      $34,000 face amount of the Series A Convertible Preferred Stock outstanding at June 30, 1997.

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

      In January 1997, the Company adopted the 1996 Key Employees and Key Personnel Stock Option Plan which replaced the 1989 Plan. The Plan authorized 500,000 shares and the conditions are essentially the same as the 1989 Plan.

      Stock option transactions for the years ended June 30, 1997, 1996, the six months ended June 30, 1995 and the year ended December 31, 1994 are summarized as follows:
                                                               Weighted Average
                                                    Number       Option Price
                                                  of Shares        Per Share
                                                  ---------        ---------

    Outstanding, December 31, 1993................. 293,775        $0.91
    Cancelled (1983 Plan)..........................  (8,250)       $1.00
    Granted (1989 Plan)............................  26,250        $1.00
    Exercised (1989 Plan)..........................  (2,500)       $0.25
    Cancelled (1989 Plan).......................... (23,500)       $2.19
                                                   --------

    Outstanding, December 31, 1994................. 285,775        $0.84
    Granted (1989 Plan)............................  67,500        $1.41
    Exercised (1989 Plan)..........................  (5,000)       $0.25
    Cancelled (1989 Plan).......................... (12,225)       $0.92
                                                   --------

    Outstanding, June 30, 1995..................... 336,050        $0.96
    Granted (1989 Plan)............................  24,750        $1.25
    Exercised (1989 Plan) ......................... (21,000)       $0.65
    Cancelled (1989 Plan)..........................  (4,050)       $0.40
                                                   --------

    Outstanding, June 30, 1996..................... 335,750        $1.01
    Granted (1989 Plan)............................ 147,000        $2.80
    Exercised (1989 Plan)..........................  (1,000)       $0.94
    Cancelled (1989 Plan).......................... (22,500)       $1.06
                                                   --------

    Outstanding June 30, 1997...................... 459,200        $1.58
                                                   ========



   Options to purchase 355,548 shares were available for grant at June 30, 1997 under the 1996 Plan.

    The following table summarizes information about stock options outstanding at June 30, 1997:

                           Number         Weighted       Weighted      Number        Weighted
          Range of       Outstanding  Average Remaining   Average  Exercisable at     Average
       Exercise Prices   at 6/30/97Contractual Life Years Exercise Price6/30/97   Exercise Price

        $0.25 - $1.25       191,600           4.2         $0.75        178,150         $0.81
        $1.375 - $2.12      141,600           6.5         $1.51        141,600         $1.51
        $2.17 - $3.50       126,000           9.3         $2.92        121,000         $3.04
                          ---------     ---------     ---------      ---------     ---------
                            459,200           6.3         $1.58        440,750         $1.65
                          =========     =========     =========      =========     =========


    The Company has computed, the pro forma effects for the weighted average fair value per option granted under the stock option plan to be $2.19 and $.93 for 1997 and 1996, respectively. The computations were made using the CPA model,as prescribed by SFAS No. 123, with the following weighted average assumptions for grants in 1997 and 1996:
                                                          1997       1996
                                                          ----       ----
             Risk-free interest rate.................     4.9%        5.1%
             Expected dividend yield.................       0%          0%
             Expected term until exercise (years)....      6.9          4
             Expected volatility.....................   66.67%      75.72%

      Other Stock Options

     In January 1994, the Company's Chairman of the Board was granted a seven-year option to purchase 500,000 shares of the Company's common stock for $1 per share. These non incentive options are outside the previously noted stock option plan.


      Infu-Tech Stock Option Plans

      In July 1992, the Company adopted a stock option plan (the "Infu-Tech Plan") under which it is authorized to grant stock options to designated employees, officers and directors of the Company. The Plan authorized grant of stock options up to a maximum of 150,000 shares of common stock. In 1994, the maximum number of shares which may be granted under the Plan was increased to 300,000 shares of common stock. Options may not be granted at a price that is less than 100% of fair market value on the date of the grant (110% of fair market value for persons owning 10% or more of Infu-Tech common stock). Options become exercisable 12 months after the date of the grant and are exercisable until ten years from the date of grant.

      In January 1997, Infu-Tech adopted the 1996 Key Employees and Key Personnel Stock Option Plan which replaced the 1992 Plan. The Plan authorized 500,000 shares and the conditions are essentially the same as the 1992 Plan.

      Stock option transactions for the years ended June 30, 1997 and 1996, six months ended June 30, 1995 and of the year ended December 31, 1994 are summarized as follows:

                                                                             Weighted average
                                                            Number             Option Price
                                                            of shares            Per Share

               Outstanding, December 31, 1993...............  122,200              $5.92
               Granted .....................................   49,750              $1.89
               Cancelled....................................   (7,200)             $3.89
               Exercised ...................................     (100)             $1.00
                                                            ---------
                                                              164,650              $4.79
               Granted       ...............................   22,000              $1.71
               Cancelled     ...............................   (8,400)             $1.75
               Exercised     ...............................       -               $0.00
                                                            ---------
               Outstanding, June 30, 1995...................  178,250              $4.57

               Granted       ...............................   60,100              $2.60
               Cancelled     ...............................  (30,050)             $2.64
               Exercised     ...............................  (12,750)             $1.21
                                                             --------
               Outstanding, June 30, 1996...................  208,300              $4.37

               Granted       ...............................  336,242               $4.16
               Cancelled     ...............................  (52,150)              $4.25
               Exercised     ...............................       -                $0.00
                                                            ---------           ---------
               Outstanding, June 30, 1997...................  492,392               $4.24
                                                            =========           =========



                           Number         Weighted       Weighted       Number        Weighted
          Range of       Outstanding  Average Remaining   Average   Exercisable at     Average
       Exercise Prices   at 6/30/97  Contractual Life  Exercise Price   6/30/97    Exercise Price
                                            (Years)
        $1.00 - $2.25        41,700         7.958         $1.96         41,700         $1.96
        $2.875 - $4.19      158,242         9.285         $3.86         86,500         $5.10
             $4.25          200,000         9.417         $4.25        200,000         $4.25
        $4.44 - $6.13        92,450         5.844         $5.89         92,450         $5.89
                          ---------     ---------     ---------      ---------     ---------
                            492,392         8.580         $4.24        420,650         $4.96
                          =========     =========     =========      =========     =========

        Infu-Tech accounts for its stock option plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 13), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and was effective beginning with the Company's 1996 fiscal year. The Company will continue to account for its employee stock plans in accordance with the provisions of APB 25. Accordingly, the Company has elected to provide pro forma disclosures as required by SFAS 123.

      Infu-Tech computed, pro forma disclosure purposes, the value of all options granted under the stock option plan to be $3.41 and $2.10 for 1997 and 1996. The computations were made using the CPA model, as prescribed by SFAS 123, with the following weighted average assumptions for grants in 1997 and 1996:


                                                                1997         1996
                                                                ----         ----
                      Risk-free interest rate.................     4.9%        5.1%
                      Expected dividend yield.................       0%          0%
                      Expected life stock option plan (in years)  8.55        5.49
                                                                -------   --------
                      Expected volatility.....................   68.61%      84.68%
                                                              ---------   ---------

      If the Company had accounted for its plans and the Infu-Tech plans in accordance with SFAS 123, the Company's net income and net income per share would have decreased, net of taxes and minority interest as reflected in the following pro forma amounts:

                                                           Year Ended June 30,
                                                         1997           1996
                                                         ----           ----
                          Net income:
                              As reported............$    1,313    $       786
                              Pro forma..............$      730    $       730

                          Net income per share:
                              As reported............$      .13    $       .09
                              Pro forma..............$      .07    $       .09


     The pro forma effects in net income may not be representative of future years since compensation costs are primarily attributed to the year of grant as vesting is within one year.

9.  Related Party Transactions

    At December 31, 1989, the three nursing homes controlled and partially owned by the Principal Stockholders (including the Chairman of the Board of the Company) owed the Company $2,804 which included amounts for supplies, services and management fees. The Chairman of the Board of the company no longer has an ownership interest in two of the nursing homes described below. However, the Principal Stockholders asserted on behalf of the three nursing homes that management fees for all years should have been limited to amounts eligible for reimbursement from Medicare and Medicaid. Early in 1990, this dispute was resolved, with the three nursing homes agreeing to pay a total of $1,940 in satisfaction of all their obligations to the Company at December 31, 1989. In 1992, the settlement agreement between the company and the three nursing homes was modified, whereby the February 1992 balance of $1,046 would be paid in sixteen equal quarterly payments of $76 (including interest at 7 1/2%) beginning June 15, 1992 and continuing through March 15, 1996. The balance remaining on the modified settlement agreement at December 31, 1994 and 1993 was $839 and $783, respectively. In January 1995, the settlement agreement was further modified to provide for a $227 principal and interest payment to be made on or before March 30, 1995 (which payment was received) and the remaining principal balance of $626 to be paid in twelve equal quarterly payments of $60 (including interest at 8 1/2%) beginning July 1, 1995 and continuing through March 31,1 998. The $227 payment included all previously unpaid principal under the prior agreement through December 31, 1993 and all accrued interest under that agreement through March 30, 1995. In June 1997, a credit of $300,000 was applied against the balance then due. The credit arose because the purchase price obtained by the Company for the sale of the Atlantic City property was enhanced by $300,000 due to the contemporaneous sale of a property owned by the principal shareholders to the same buyer. The balance remaining on the modified settlement agreement at June 30, 1997 was $326. Interest income includes $30, $44, $27, and $56 of interest on this receivable for 1997, 1996, 1995 and 1994, respectively.

    As of June 30, 1997, scheduled payments in arrears amounted to $88.

    One of the Company's nursing homes was on several occasions forced to temporarily evacuate its residents due to weather-related emergencies. The residents were evacuated to a nursing home controlled and partially owned by the Principal Stockholders. Management believes this course of action was preferable to the alternatives. The Company paid the nursing home to which the residents were evacuated at that nursing home's daily Medicaid rate. Amounts charged to health care and lodging expenses were $0, $31 and $27 in 1997, 1996 and 1994, respectively.

    In 1997,  1996,  1995 (June) and 1994, the Company was charged $46, $73, $39 and $89, respectively, by a corporation owned by the Company's Chairman of the Board for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

    Included  in  selling,  general and  administrative  expenses in 1996,  1995
    (June) and 1994 is rent expense of $326, $159 and $110, respectively, for office space leased from an entity owned by the Principal Stockholders. The Company no longer leases such space from the principal stockholder.

    The Company administered a self-funded health plan on behalf of three nursing homes controlled and partially owned by the Principal Stockholders (the "Principal Stockholders' Nursing Homes"). Revenues derived from services provided to the Principal Stockholders' Nursing Homes were $19 and $35 in 1995 and 1994, respectively. Included in accounts receivable at June 30, 1997, 1996, June 30, 1995 and December 31, 1994 are amounts due from the Principal Stockholders' Nursing Homes of $15, $15, $15 and $23, respectively.

    Included in the balance sheet were additional amounts due from entities owned by the Principal Stockholders totalling $246 at June 30, 1997 and $232 at June 30, 1996, and December 31, 1994 and 1993.

    Included in other current liabilities were amounts due to an entity controlled by the Principal Stockholders totalling $19 and $22 at June 30, 1995 and December 31, 1994, respectively.

    In January 1992, the Company and Medline Industries, Inc. ("Medline") entered into a joint venture, MedTech Uro Services ("MedTech"). This joint venture was established as part of the settlement of a lawsuit against CHA by Medline. In accordance with the joint venture agreement, the Company is paid to provide sales and marketing services to MedTech. In addition, the Company will share in the net profits of MedTech to the extent they exceed approximately $200 per year over each of four years. The Company's participation in MedTech allows it to market urological, tracheostomy and other services in conjunction with its marketing of contract services to residents of long-term care facilities This venture has terminated. There were no such activities in 1997. During 1996, 1995, 1994 and 1993, the Company recorded revenues under this agreement of $9, $45, $139 and $204, respectively, which included $9 in 1996 and $45 in 1995 as its share of net profits. Included in accounts receivable at June 30, 1996 and 1995 and December 31, 1994 were $0, $7, $6, respectively, due from MedTech.

    John A. Schepisi is the president of Senior Care Foundation, Inc., the owner of the Heritage Facility, which is included in the consolidated financial statements. He is also a partner in law firm which provides legal services to the Company.

10. Income Taxes

      The provision (benefit) for income taxes on income (loss) from continuing operations is presented below:

                                                   Year       Year       Six Months     Year
                                                   Ended      Ended         Ended       Ended
                                                 June 30,   June 30,      June 30,  December 31,
                                                   1997       1996          1995        1994
        Current:
               Federal ........................$     425    $      70   $     --     $    (357)
               State   ........................       90            5         --            16
                                               ---------    ---------   ---------    ---------
                                                     515           75          --         (341)
                                                --------    ---------   --------     ---------
        Deferred:
               Federal .........................     143          165         --           --
               State   .........................      29           30         --           --
               Other   .........................                  --
                                                --------    --------
                                                     172          195         --           --
                                                --------    ---------   ---------    --------
                                                $    662    $     270   $     --     $    (341)
                                                ========    =========   =========    =========

      Infu-Tech had recorded a Federal and state income tax payable of $75 which is included in other current liabilities in the accompanying June 30, 1996.

      The following table reconciles the Federal income tax provision (benefit) computed at statutory Federal income tax rates applied to income (loss) from continuing operations to the provision (benefit) for income taxes.

                                                   Year       Year       Six Months     Year
                                                   Ended      Ended         Ended       Ended
                                                 June 30,   June 30,      June 30,  December 31,
                                                   1997       1996          1995        1994
        Federal income tax provision (benefit)
           at statutory rate applied to
           income (loss) from continuing
           operations..........................$  (1,049)   $     119    $    (197)  $    (367)
        State income tax provision, (benefit), net
           of Federal income tax benefit.......     (216)          24          (34)        (63)
        Extraordinary gains....................    2,128          319
        Change in valuation allowance..........      --          (203)         456         (70)
        Allowance for temporary differences....     (162)         --          (236)        112
        Permanent difference arising from
           acquisitions and dispositions.......                   --           --           30
        Refunds of prior years' Federal income taxes --           --           --          --
        Other    ..............................      (39)          11           17          17
                                               ---------    ---------    ---------   ---------
                                               $     662    $     270    $     --    $    (220)
                                               =========    =========    =========   =========

      The  Company  has   approximately   $7,980  of  net   operating  tax  loss
      carryforwards for federal income tax purposes which will expire in the years 2005 through 2011.

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets are as follows:

                                                                               June
                                                                        1997           1996
                                                                        ----           ----
        Net deferred income tax assets:
            Deferred income..........................................$     --       $     154
           Allowances for uncollectible accounts receivable..........    1,743          1,878
             Net operating tax loss carryforwards....................    3,225          3,304
           Cumulative unrealized losses on translation of foreign
             currency debt...........................................      (66)           (53)
           Compensated absences, principally due to accrual for
             financial reporting purposes............................      328            147
           Difference between book and tax bases of investment in
             subsidiary..............................................     (662)          (638)
           Difference between book and tax bases of property and
             equipment...............................................       89             87
           Other       ..............................................      122             72
                                                                      --------      ---------
               Sub-total.............................................    4,779          4,951
        Valuation allowance..........................................   (4,077)        (4,077)
                                                                     ---------      ---------
             Net deferred income tax assets..........................$     702      $     874
                                                                     =========      =========

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based upon the Company's historical losses from continuing operations before extraordinary gains, the Company has recorded a valuation allowance of $4,077. This represents a 100% valuation allowance for all net deferred income tax assets, except for part of those pertaining to its 58% owned subsidiary, Infu-Tech. Infu-Tech has historically been profitable and anticipates taxable income in future years. In the opinion of management, Infu-Tech will realize the net deferred income tax assets.

11.   Other Income, Net

Other income (expense) is comprised as follows:

                                                   Year         Year    Six Months      Year
                                                   Ended        Ended      Ended        Ended
                                                 June 30,     June 30,   June 30,   December 31,
                                                   1997         1996       1995         1994

        Gains on sales and leasebacks of
           property and equipment .............$     --     $     417    $     516   $   1,032
        Gains (losses) on translation of foreign
           currency debt.......................      161          130         (309)       (267)
        Amortization of deferred income related
           to non-compete agreement ...........       72          126           63         126
        Other, net.............................      308         (123)         188         (14)
                                               ---------    ----------   ---------   ---------
                                               $     541    $     550    $     458   $     877
                                               =========    =========    =========   =========

12.   Commitments and Contingencies

        Lease Commitments

        The Company is obligated under various operating leases for nursing homes, office space and equipment with initial terms expiring at various dates through 2002. The leases generally require the Company to pay all costs of maintaining the leased properties. The Company has options to renew certain of these leases for periods ranging from 7 to 80 years.

        The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 1997:

            Year ending                 Nursing
              June 30,                   Homes      Office    Equipment         Total

            1998........................  $ 314      $ 486        $  42         $ 842
            1999........................    318        370            3           691
            2000........................    321        325         ---            646
            2001........................    286         49         ---            335
            2002........................    266         25         ---            291
            Thereafter..................    200          4         ---            204
                                         ------    -------        -----        ------

                                         $1,705     $1,259        $  45        $3,009
                                          =====      =====         ====         =====

      Rent expense was $668,  $2,764,  $2,058 and $3,743 in 1997, 1996, 1995 and
1994, respectively.

      Contingencies

      In March 1997, the Company exchanged 600,000 shares of common stock to extinguish liabilities of $2,542 based on the fair value of shares $1,192 is reflected as an extraordinary gain in the results of operations.

      The Company is obligated to issue 100,000 shares of common stock should the share price fall below an average of $2.50 per share for 6 months during the twelve month period immediately following the removal of the restriction against resale.

      The Company recorded as a receivable an amount of $591 based on a settlement of Medicaid audits. The Company has received a payment of $175, with the balance being held by a State agency to offset purported claims. The Company has filed a legal action to enforce the settlement to receive the balance of the settlement amount.

      Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories. The Company currently has in force general liability insurance, including professional and product liability, with coverage limits of $10 million, which is subject to annual renewal. The Company has not recorded any related loss liabilities as of June 30, 1997.

      In the opinion of management, the ultimate liability with respect to these activities will not materially affect the financial position or results of operations of the Company.

13.   Distribution Agreement

      In November 1994, the company entered into a distribution agreement with a drug manufacturer under which the company provides a specific home infusion therapy utilizing the manufacturer's drug. This agreement was renewed in January 1997 for another year. Under this agreement, accounts payable to the drug manufacturer ($1,649 at June 30, 1997) are secured by the Company's inventories of the drug ($471 at June 30, 1997) and related accounts receivable ($1,113 at June 30, 1997).

14.   Business and Credit Concentrations

      The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) patients' benefits payable under health insurance programs, plans or policies (e.g., Medicare, Medicaid, Blue Cross, health maintenance organizations, and commercial insurance policies). At June 30, 1997, the Company had gross receivables from the Federal Government (Medicare) of approximately $5,243 and from various state Medicaid programs of approximately $4,982.

15.   Business Segment Data

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

                                                                        Six Months      Year
                                                      Years Ended          Ended        Ended
                                                       June 30,          June 30,   December 31,
                                                   1997         1996       1995         1994
        Revenues:
           Nursing home services...............$  44,033    $  44,440    $  28,248   $  38,273
           Infu-Tech   ........................   26,003       24,114       10,601      16,289
           Other services and eliminations.....      658        1,326         (125)       (184)
                                               ---------    ---------    ---------   ----------
             Consolidated......................$  70,694    $  69,880    $  28,724   $  54,378
                                               =========    =========    =========   =========

        Operating income (loss):
           Nursing home services...............$   3,660    $   4,329    $   1,106   $   2,263
           Infu-Tech   ........................    1,793        1,745         (746)     (1,024)
        Expenses incurred at corporate headquarters(2,446)     (1,958)      (1,284)     (2,156)
        Interest and dividend income...........      104          221          183          98
        Interest and other financing costs.....   (6,343)      (4,044)        (632)     (1,481)
        Other income, net......................      541          550          458         877
        Minority interest in earnings (loss) of
           subsidiary  ........................     (395)        (494)         353         375
                                               ---------    ---------    ---------   ---------
             Consolidated......................$  (3,086)   $     349    $    (562)  $  (1,048)
                                               =========    =========    =========   =========

        Assets:
           Nursing home services...............$  54,855    $  61,592    $  19,487   $  19,894
           Infu-Tech...........................   11,618        9,484        7,366       7,586
           Corporate...........................    4,877        7,366        2,822       3,005
                                               ---------    ---------    ---------   ---------
             Consolidated......................   71,350       75,572       29,675      30,485

        Depreciation and amortization of property and
           equipment...........................
             Nursing home services.............$   1,655    $   1,331    $     251   $     625
             Infu-Tech.........................      139          108           66          58
             Corporate.........................      125           98           49         145
                                               ---------    ---------    ---------   ---------
               Consolidated....................$   1,919    $   1,537    $     366   $     828
                                               =========    =========    =========   =========
        Capital expenditures:
           Nursing home services...............$     298    $  47,472    $     267   $     710
           Infu-Tech...........................       62           19           14          98
           Corporate...........................       14          101           13         213
                                               ---------    ---------    ---------   ---------
             Consolidated......................$     374    $  47,592    $     294   $   1,021
                                               =========    =========    =========   =========

16.   Estimated Fair Value of Financial Instruments

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

      The carrying amounts of short term financial instruments are reasonable estimates of their fair values. The carrying value of long term debt approximates its fair value due primarily to the Nomura financing which occurred recently. Interest rates have not significantly changed since that time.

17.   Fourth Quarter Adjustments and Changes in Estimates

      During the year, the Company evaluated estimates for various liabilities and accruals in the nursing home operation. The result of this review enabled the Company to write back to income $1,252 from various liabilities and payables not expected to be paid. Further, a settlement with a vendor enabled the Company to reduce a liability by $460 of which $190 was reflected in the fourth quarter.

      The Company's 58% owned subsidiary Infu-Tech recorded the following adjustments in the fourth quarter of fiscal year 1997.

      Inventory
      Infu-Tech recorded an inventory adjustment during the fourth quarter of fiscal 1997. A gross amount of $450 before taxes was recorded as a decrease to inventory with a corresponding increase to medical and nutritional product costs. The adjustment arose as a result of a physical inventory conducted on June 30, 1997. Infu-Tech conducted quarterly physical inventory counts during the year. No significant differences arose during these quarterly physical counts.

      Reserve for Uncollectible Accounts
      Beginning in the quarter ending March 31, 1997, Infu-Tech reviewed its allowance for uncollectible accounts in light of its changed payor mix. Infu-Tech's business focus is on managed care relationships which now accounts for 73% of its payor mix. The managed care relationships are generally governed by contracts which provide for payment within defined terms. Infu-Tech's collection experience for these contracts has been good and greatly improved from the historical collection experience upon which the allowance for uncollectible accounts had been established. As a result of this review, a total of $1,366 before taxes was ($348 in the quarter ending March 31, 1997, and a further $1,018 in the fourth quarter of fiscal 1997) was realized from the reserve for uncollectible accounts during the year, resulting in a credit to the provision for the year of $196 compared to a charge of $1,269 in the prior year. Based on this analysis the Infu-Tech expects a lower provision rate to be charged against sales going forward.

      Changes in Estimates



18.   Subsequent Events

      On September 15, 1997, the Company entered into an agreement to acquire a 75% interest in a to-be formed limited liability company to provide institutional pharmacy services (LLC). The minority interest will be held by Bach's Drug Store, a Hackkettstown, New Jersey Corporation ("Bach's") will contribute its existing business to the LLC. CHA will pay $210 in CHA stock to a principal of Bach's in consideration for a four-year non-compete agreement. In addition, the LLC will enter into (a) a four-year employment agreement (at $120/year) with the pharmacist of Bach's who will be the manager of the LLC; and (b) a four-year lease with the shareholders of Bach's to lease the premises (at $18/year) in which the LLC will operate. CHA will guarantee the employment and lease agreements.

      In July and August 1997, the Company entered into commitments with First Toronto Group for construction and financing for its Norwood and Pine Brook, New Jersey assisted living projects

      Each commitment is for up to $9,292, representing 80% of the anticipated total approved project cost (APC). The other 20% of the APC is land already owned by the Company. The loans will consist of a Senior Loan (65% of APC) and a Mezzanine Loan (15% of APC), secured by a first mortgage lien on the properties. The interest rate on the Senior loan is LIBOR plus 350 basis point, and prime plus 2% (or 12%) whichever is higher, on the Mezzanine. The Mezzanine also provides for a participation component of 17% less interest paid. The term of the loan is for the construction phase (or 18 months after closing if earlier) and three years. CHA will provide a guarantee for the construction phase of the projects. In addition, CHA will provide, with respect to each project, a standby letter of credit in favor of the lender for $750 or, alternatively, a pledge of 650,000 shares of CHA's Infu-Tech Stock. The commitments set a closing date of October 31, 1997 for Norwood and December 31, 1997 for Pine Brook.


                                                                                   Schedule II

                              CONTINENTAL HEALTH AFFILIATES, INC.
                   Valuation and Qualifying Accounts (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------


                 Column A        Column B           Column C       Column D           Column E
                 --------        --------           --------       --------           --------
                                                       Additions
                 Balance at      Charged to                                           Balance
                 beginning       cost and                                              at end
Description      of period       expenses           Other          Deductions (a)     of period

Allowance for
  uncollectible
  accounts:

  1997 (June)     $4,193         $    (66)          $    513       $  388             $4,252
                   ======         =======            =======        =====              =====

  1996 (June)     $3,712         $1,210             $      --      $  729             $4,193
                   =====          =====              =========      =====              =====

  1995 (June)     $3,137         $   979            $      --      $  404             $3,712
                   =====          ======             =========      =====              =====

  1994 (December) $3,188         $1,622             $      --      $1,673             $3,137
                   =====          =====              =========      =====              =====


(a)     Uncollectible accounts charged-off during the year, net of recoveries.




                                                                                    Exhibit 11

                              CONTINENTAL HEALTH AFFILIATES, INC.
                               Calculation of Earnings Per Share
                                   Year ended June 30, 1997
                                    (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------




Primary Earnings Per Share:

Net income available to common shareholders.....................................$      1,313
                                                                                 ===========

Adjustment of shares outstanding:
   Weighted average number of shares outstanding................................   9,599,657
   Average net additional equivalent shares issuable............................     543,546
                                                                                ------------

   Weighted average number of common and common equivalent shares...............  10,143,203
                                                                                ============

Earnings per share..............................................................$       0.13
                                                                                 ===========




                                                                                      Exhibit 11.1

                                CONTINENTAL HEALTH AFFILIATES, INC.
                                 Calculation of Earnings Per Share
                                     Year ended June 30, 1996
                                      (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------



Primary Earnings Per Share:

Net income available to common shareholders.....................................$        786
                                                                                 ===========

Adjustment of shares outstanding:
   Weighted average number of shares outstanding................................   8,021,638
   Average net additional equivalent shares issuable............................     396,720
                                                                                ------------

   Weighted average number of common and common equivalent shares...............   8,418,358
                                                                                ============

Earnings per share..............................................................$        .09
                                                                                 ===========

The above does not give effect to the assumed conversion of the 6% SFr convertible bonds since the effect is antidilutive as shown below:

   Net income available to common shareholders..................................$        786
   Add after tax effect of eliminating interest expense
      applicable to 6% SFr convertible bonds....................................          55
                                                                                ------------

   Net income as adjusted.......................................................$        841
                                                                                 ===========

   Weighted average number of common and common
     equivalent shares..........................................................   8,444,305
   Additional weighted average shares from assuming
     conversion of 6% SFr convertible bonds.....................................      18,758
                                                                                ------------
   Weighted average number of common and common
     equivalent shares, as adjusted.............................................   8,463,063
                                                                                ============

Earnings per share..............................................................$        .10
                                                                                 ===========





                                                                                      Exhibit 11.2

                                CONTINENTAL HEALTH AFFILIATES, INC.
                                  Calculation of Loss Per Share
                                     Year ended June 30, 1995
                                      (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------



Primary Loss Per Share:

Net loss applicable to common shareholders......................................$       (597)
                                                                                 ===========

Adjustment of shares outstanding:
   Weighted average number of shares outstanding................................   7,826,309
   Average net additional equivalent shares issuable............................          ---
                                                                                -------------

   Weighted average number of common and common equivalent shares...............   7,826,309
                                                                                 ===========

Loss per share..................................................................$       (.08)
                                                                                 ===========

The above does not give effect to the assumed conversion of the 6% SFr convertible bonds since the effect is antidilutive as shown below:

   Net loss applicable to common shareholders...................................$       (597)
   Add after tax effect of eliminating interest expense
       applicable to 6% SFr convertible bonds...................................          78
                                                                                ------------

   Net loss as adjusted.........................................................$       (519)
                                                                                 ===========

   Weighted average number of common and common
     equivalent shares..........................................................   7,877,866
   Additional weighted average shares from assuming
     conversion of 6% SFr convertible bonds.....................................      65,540
                                                                                ------------
   Weighted average number of common and common
     equivalent shares, as adjusted.............................................   7,943,406
                                                                                ============

Loss per share..................................................................$       (.07)
                                                                                 ===========

Fully Diluted Earnings Per Share:

Net loss applicable to common shareholders......................................$       (597)
                                                                                 ===========

Weighted average number of shares outstanding...................................   7,826,309

Add:  Weighted average number of shares which could have been issued upon
             exercise of outstanding options....................................      51,557
                                                                                ------------

Weighted average number of shares used to compute fully diluted earnings per share 7,877,866

Fully diluted loss per share....................................................$       (.08)
                                                                                 ===========



                                                                                      Exhibit 11.3

                                CONTINENTAL HEALTH AFFILIATES, INC.
                                 Calculation of Earnings Per Share
                                   Year ended December 31, 1994
                                      (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------


Primary Earnings per Share:

Net income available to common shareholders.....................................$        282
                                                                                 ===========
  Adjustment of shares outstanding:
   Weighted average number of shares outstanding................................   7,783,425
   Average net additional equivalent shares issuable............................          ---
                                                                                -------------

   Weighted average number of common and common equivalent shares...............   7,783,425
                                                                                ============

Earnings per share..............................................................$        .04
                                                                                 ===========

The above does not give effect to the assumed conversion of the 6% SFr convertible bonds since the effect is antidilutive as shown below:

   Net income available to common shareholders..................................$        282
   Add after tax effect of eliminating interest expense
      applicable to 6% SFr convertible bonds....................................         150
                                                                                ------------

   Net income as adjusted.......................................................$        432
                                                                                 ===========

   Weighted average number of common and common
      equivalent shares.........................................................   8,033,994
   Additional weighted average shares from assuming
      conversion of 6% SFr convertible bonds....................................      65,540
                                                                                ------------
   Weighted average number of common and common
      equivalent shares, as adjusted............................................   8,099,534
                                                                                ============

Earnings per share..............................................................$        .05
                                                                                 ===========

Fully Diluted Earnings Per Share

Net income available to common shareholders.....................................$        282
                                                                                ============

Weighted average number of shares outstanding...................................   7,783,425

Add:  Weighted average number of shares which could have been issued upon
   exercise of outstanding options..............................................     250,569
                                                                                ------------

Weighted average number of shares used to compute fully diluted earnings per share 8,033,994

Fully diluted earnings per share................................................$        .04
                                                                                ============

                                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONTINENTAL HEALTH AFFILIATES, INC.

   Date:  September 29, 1997                       By: /S/  JACK ROSEN
                                                      ----------------
                                                    Chairman of the Board


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Principal Executive Officer:

Jack Rosen                                  /S/  JACK ROSEN
Chairman of the Board

Principal Financial Officer:

S. Colin Neill                              /S/  S. COLIN NEILL
Vice President and Chief Financial
 Officer


Directors:

Jack Rosen                                  /S/  JACK ROSEN


Joseph Rosen                                /S/  JOSEPH ROSEN


Israel Ingberman                            /S/  ISRAEL INGBERMAN


Joseph M. Giglio                            /S/  JOSEPH M. GIGLIO


Bruce Slovin                                /S/  BRUCE SLOVIN


Carl D. Glickman                            /S/  CARL D. GLICKMAM

                                                                  Exhibit 10(e)

                               CONTINENTAL HEALTH AFFILIATES, INC.
                      1996 KEY EMPLOYEES AND KEY PERSONNEL STOCK OPTION PLAN
                                        December 16, 1996


        1.     Purpose of the Plan.

        The purpose of this 1996 Stock Option Plan (the "Plan") is to further the growth of Continental Health Affiliates, Inc. ("CHA" and together with its Subsidiaries, the "Company") by offering directors and key employees of the Company upon whom the Company largely depends for the successful conduct of its business an incentive to continue in the employ, or to be directors, of the Company, and to increase the interest of those directors and employees in the Company's success through ownership of its common stock.

        2.     Definitions.

        Whenever used in this Plan, the following terms will have the meaning set forth below:

     (a) "Code" means the Internal Revenue Code of 1986, as amended.

     (b) "Committee" means the committee referred to in Sections 4 and 5.

     (c) "Employee" means any person employed by the Company (including, without limitation, directors).

     (d) "Fair Market Value" means the mean of the high and low prices at which the Stock is reported to have traded in the principal market (whether an interdealer quotation system or consolidated trading on a stock exchange) in which the Stock is traded, or if there is no trade on a particular date, the Fair Market Value will mean the mean of the low asked and high bid prices in that market on that date.

     (e) "Granting Date" means the date on which the Option is made effective by the Committee.

     (f) "Incentive Stock Option" means any Option that at the time of the grant is an incentive stock option as that term is defined in Section 422A of the Code.

     (g) "Involuntary Termination of Employment" means a Termination of Employment for a reason other than death, Retirement, Total Disability, voluntary resignation with the written consent of the Company or Termination of Employment for Cause.

     (h) "Non-Qualified Option" means any Option that is not an Incentive Stock Option.

     (i) "Option" means any option granted by the Committee under the Plan.

     (j) "Retirement" means a Termination of Employment by reason of an Employee's retirement, other than by reason of Total Disability, at a time when the Employee's years of service with the Company plus his chronological age equals sixty-five or more.

     (k) "Stock" means the common stock, par value $.02 per share, of CHA.

     (l) "Subsidiary" means any "subsidiary corporation" of Continental Health Affiliates, Inc., as that term is defined in Section 425(f) of the Code.



     (m) Termination of Employment" means (i) as to an employee, the time when the employee- employer relationship between the employee and the Company ceases to exist for any reason, including, but not limited to, a termination by resignation, discharge, death, Total Disability or Retirement, and (ii) as to a director, the time the person ceases to be a director of the Company.


     (n) "Termination of Employment for Cause" means an Involuntary Termination of Employment by reason of an Employee's (i) repeated failure or refusal to perform the duties and responsibilities of his position; (ii) dishonesty affecting the Company; (iii) drunkenness or use of illegal drugs which interferes with his performance and continues after warning, or (iv) material breach of loyalty to the Company. All determinations of whether or not a Termination of Employment is "For Cause" will be made by the Committee on the basis of such evidence as the Committee deems necessary or desirable.

     (o) "Total Disability" means inability of an Employee, by reason of physical condition or mental illness or accident, to perform substantially all the duties of the position at which the Employee was employed by the Company when the disability commenced. All determinations as to the date and extent of disability of any Employee will be made by the Committee on the basis of such evidence as the Committee deems necessary or desirable.

        3.     Effective Date of the Plan.

        The effective date of the Plan will be December 16, 1996.

        4.     Administration of the Plan.

        The Board of Directors of CHA or such committee as the Board may designate will implement the provisions of the Plan, be responsible for the administration of the Plan and grant Options under the Plan. However, only the Board of Directors may grant options to officers or directors. The Board of Directors or the committee which performs the functions described in the first sentence of this Paragraph is referred to in this Plan as the "Committee." Subject to the express provisions of the Plan, the Committee will also have full authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations it deems necessary or advisable in administering the Plan. All actions taken and decisions made by the Committee under the Plan will be binding and conclusive on all Employees eligible to participate in this Plan and on their legal representatives and beneficiaries. Unless the Board of Directors is the Committee, the Committee may not amend the Plan. No member of the Committee will be liable for any act or omission in connection with the administration of the Plan unless it is attributable to that member's willful misconduct.

        5.     The Committee.

        The Committee will consist of not less than three members of the Board of Directors of the Company. If the Committee is not the Board of Directors, (i) the Committee will hold its meetings at such times and places as it determines and will maintain written minutes of its meetings, (ii) a majority of the Committee's members present in person will constitute a quorum of the Committee,
(iii) all determinations of the Committee will be made by the majority vote of its members, (iv) the members of the Committee may participate in a meeting of the Committee by conference telephone or similar communications equipment by means of which all members participating in the meeting can hear each other, and participation in a meeting in that manner will constitute presence in person at the meeting, and (v) any decision or determination reduced to writing and signed by all the members of the Committee will be as effective as if it had been made by a majority vote if its members at a meeting which is duly called and held.

        6.     Stock Subject to the Plan.

        The maximum number of shares of Stock may be issued upon exercise of Options granted under the Plan is 500,000 shares, subject to adjustment as provided in Section 8 of this Plan. The maximum number of shares of Stock which may be issued to directors of the Company (whether or not Employees) upon exercise of Options granted under the Plan is 250,000 shares, subject to adjustment as provided in Section 8. Upon the exercise of any Option, the Company will be deemed to have issued the number of shares to which the Option relates. If any Option expires, terminates or is cancelled for any reason without having been exercised in full, the number of shares of Stock to which the Option related which were not issued upon exercise of the Option will again be available for issuance under the Plan.

        7.     Stock Options.

        (a) Time of Granting of Options. The effective date of the grant of an Option will be the date specified by the Committee in its determination or designation relating to the award of that Option.

        (b) Eligibility/Grant Options. No Option will be exercisable unless the optionee has (i) been in the employ of the Company for twelve full months, and
(ii) been in the employ of the Company for six full months from the Granting Date to the time of exercise of an Option (except for such exercises of an Option after termination of employment as are permitted under Paragraphs 7(f), 7(g) and 7(h)). Except as provided in the preceding sentence, the Committee will have full authority to determine the individuals to whom and the time or times at which Options will be granted, the number of shares of Stock subject to each Option, the term of the, Option, the terms under which the Option may be exercised (which may include provisions regarding the earliest time or times when the Option may be exercised as to some or all the Stock to which it relates), the Option exercise price per share, whether the Option will be an Incentive Stock Option or a Non-Qualified Option, and the other terms and provisions of the Option. Options granted under this Plan may have dissimilar terms and conditions.

        (c) Exercise Price/Payment. Except as provided in Section 8, the exercise price of each Option will be determined by the Committee, but will not be less than 100% of the Fair Market Value of the Stock on the Granting Date of that Option. At the time of exercise of an Option, the person exercising the Option will tender payment to CHA of the entire exercise price with regard to the shares of Stock to be purchased by certified check or, alternatively, by tendering stock of CHA with a Fair Market Value equal to the amount of the exercise price on the date of tender. The Company may not extend credit, or guarantee the extension of credit, to any person for the purpose of enabling that person to exercise an Option.

        (d) Term of Options; Terms of Exercise. The term of each Option will be determined by the Committee, but will not be longer than ten years from the Granting Date, and, in the case of an Employee who, at the time the Option is granted, owns more than 10% of the total combined voting power of all classes of stock of CHA, will not be longer than five years from the Granting Date.

        An Employee will exercise an Option by giving written notice of exercise to CHA at its principal executive office, to the attention of the Secretary, accompanied by full payment of the exercise price or tender of Stock as provided in Section 7(c). The date CHA receives the written notice of exercise accompanied by payment of the exercise price of this Plan will be the date on which the Option is exercised. As soon as practicable after the date on which an Option is exercised, CHA will deliver to the Employee a certificate or certificates for the number of shares of Stock purchased by the exercise, registered in the name of the Employee.

        (e) Nontransferability of Options. During the lifetime of the holder of an Option, the Option by its terms may be exercised only by the holder or his guardian or legal representative. An Option may not be assigned, pledged or hypothecated in any way, may not be subject to execution, and may not be transferred otherwise than by will or the laws of descent and distribution. Any attempt at assignment, transfer, pledge, hypothecation or other disposition of an Option contrary to the provisions of the Plan, and a levy of any attachment or similar process upon any Option, will be null and void.

        (f) Retirement/Involuntary Termination of Employment of Holder of Option. In the event of Termination of Employment of an Employee to whom an Option has been granted by reason of his Retirement (other than for Total Disability), or Involuntary Termination of Employment, the Option will expire at the end of the three-month period immediately following the date of the Termination of Employment, or on such earlier date as is the expiration of the term specified in the Option.

        (g) Total Disability of Holder of Option. In the event of Termination of Employment of an Employee to whom an Option has been granted by reason of the Employee's Total Disability, the Employees Option will expire at the end of the twelve-month period following the date of the Termination of Employment, or such earlier date as is the expiration of the term specified in the Option.

        (h) Death of Holder of Option. In the event of Termination of Employment of an Employee to whom an Option has been granted by reason of his death, or if a former Employee dies before all the Options granted to the former Employee have expired, that person's outstanding Options may be exercised by the person's personal representatives, or by the persons to whom the right to exercise the Options has passed by will or through the laws of descent and distribution, during the twelve-month period immediately following the date of death, or until such earlier date as is the expiration of the term specified in the Option.

        (i) Termination of employment of Holder of Option. In the event of Termination of Employment of an Employee to whom an Option has been granted for any reason other than his Retirement, Involuntary Termination of Employment, Total Disability or death, all that Employee's Options will terminate when the Termination of Employment occurs.

        (j) Liquidation. If the Company is to be liquidated or dissolved, then the time at which all Options then outstanding may be exercised will be accelerated and all those Options will become exercisable in full ten days before the effective time (the "Effective Time") of the liquidation or dissolution or such earlier time as may be fixed by the Board ("Effective Time"), and Options not exercised by the Effective Time will automatically be cancelled and be of no further force or effect. Nothing in this Subsection (j), however, will extend the term specified in an Option.

        (k) Incentive Stock Options. No Incentive Stock Option may be granted to a director who is not an Employee. No Incentive Stock Option may be granted after ten years from the earlier of the date the Plan is adopted by the Board, or the date the Plan is approved by the stockholders of the Company. Incentive Stock Options may not be granted to any Employee who, at the time the Option is granted, owns more than ten percent of the total combined voting power of all classes of stock of CHA, unless (i) the purchase price of the Stock under the Incentive Stock Option is at least 110 percent of the Fair Market Value of the Stock on the Granting Date and (ii) the Incentive Stock Option by its terms is not exercisable after the expiration of five years from the Granting Date. The aggregate Fair Market Value (determined at the time an Incentive Stock Option is granted) of the Stock with respect to which Incentive Stock Options are first exercisable by an Employee during any calendar year (under this Plan and any other incentive stock option plan of the Company) will not exceed $100,000.

     (l) Option Grant Agreement. Promptly after an Option is granted to an Employee or a director, the Company will send the Employee or director an agreement setting forth the terms and conditions of the grant. Each Option granted must be clearly identified as either a Non-Qualified Option or an Incentive Stock Option. In the case of an Incentive Stock Option, the agreement will contain such terms and provisions as the Committee may determine to be necessary or desirable in order to qualify the Option as an incentive stock option in accordance with Section 422A of the Code or any successor to that Section.

     8.     Recapitalization, Reorganization or Other Corporate Event.

     If CHA, through a stock dividend, a stock split or a share combination, changes its issued stock into a number of shares which is 10% or more greater or less than it was prior to the change, then immediately after the record date for the change, the number of shares of Stock subject to each outstanding Option, and the maximum number of shares of Stock which may be issued in total, and which may be issued to directors of the Company, on exercise of Options issued under the Plan will be increased proportionately in the case of a stock dividend or stock split, or decreased proportionately in the case of a combination of shares to prevent dilution or enlargement of rights (but without any obligation to issue fractional shares), and the purchase price of each share of Stock subject to each immediately after the change will be the same as the total purchase price of all the Stock subject to the Option immediately before the change.

        If because of one or more recapitalization, reorganizations or other corporate events, the holders of the outstanding Stock receive something other than shares of Stock, upon exercise of an Option the holder of the Option will receive what the holder would have owned if the holder had exercised the Option immediately before the first such corporate event and not disposed of anything the holder received as a result of the corporate event.

        9.     Rights of Employee.

        (a) Stockholder. An Employee will have no rights as a stockholder by reason of having been granted an Option. Upon the exercise of an Option, the Employee will have no rights as a stockholder until the issuance of Stock to the Employee has been recorded in the books of CHA.

        (b) Employment. Nothing in the Plan or in the grant of an Option will confer upon any Employee the right to continue in the employ of the Company or will interfere with or restrict in any way the rights of the Company to discharge any Employee at any time for any reason whatsoever, with or without cause.

        10.    Laws and Regulations.

        The obligation of the Company to issue shares of Stock upon exercise of Options will be subject to:

        (a) the condition that counsel for the Company is satisfied that the sale and delivery will be in compliance with the Securities Act of 1933, as amended, and all other applicable laws, rules or regulations; and

        (b) the condition that the shares of Stock reserved for issuance under the Plan have been authorized for listing on any securities exchange or exchanges on which the Stock is listed.

        11.    Withholding of Taxes.

        In order to satisfy the withholding tax obligations imposed by any level of government, the Company may in its discretion (i) withhold shares of Stock purchased by exercise of an Option, (ii) require payment by the Employee of a sum equal to any sum which must be withheld (and, if the Stock has not been issued, refuse to issue Stock on exercise of an Option until the Employee pays that sum), or (iii) deduct the sum which must be withheld from one or more installments of compensation payable to the Employee. If an Employee makes an election under Section 83(b) of the Code in connection with the exercise of an Option, the Employee will immediately notify the Company of that election. In the case of an Incentive Stock Option, an Employee who disposes of shares of Stock acquired through exercise of an Option either (a) within two years after the Granting Date of the Incentive Stock Option or (b) within one year after the issuance of the Stock to the Employee, will notify the Company of the disposition and the amount realized upon the disposition.

        12.    Amendment of the Plan.

     The Board of Directors may at any time and from time to time modify or amend the Plan in any respect to be effective as of the date determined by the Board; provided, however, that without the approval of the stockholders of CHA the Board will not (i) except as provided in Section 8 of this Plan, increase the maximum number of shares of Stock which may be issued under the Plan in total or which may be issued to directors of the Company; (ii) change the categories of Employees eligible to receive Options; (iii) extend the period during which Options may be exercised; (iv) change the provisions fixing the minimum option price; or (v) change the provisions as to termination of Options. No modification or amendment of the Plan may adversely affect the rights of a holder of an outstanding Option without the holder's consent.

        13.    Termination of the Plan.

        The Board of Director's may at any time suspend or terminate the Plan, provided that no such action may adversely affect the rights of a holder of an outstanding Option without the holder's consent.

        The Plan will automatically terminate if it is not approved by the stockholders of CHA within one year after its effective date. Any Option granted before this Plan is approved by the stockholders of CHA will (i) be subject to the stockholders of CHA approving this Plan within one year after its effective date, and (ii) not be exercisable until this Plan is approved by the stockholders of CHA.