Form 10-K/A
period 1997-06-30
CONTINENTAL HEALTH AFFILIATES INC
filed 1997-10-03
CIK 354761

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C.  20549

                                           FORM 10-K/A
                                        (AMENDMENT No. 1)

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

                                     CONTINENTAL HEALTH AFFILIATES, INC.

 Date:  October 3, 1997
                                           By: /S/  S. COLIN NEILL
                                                ----------------
                                     Vice President and Chief Financial Officer