Form 10-K/A
CONTINENTAL HEALTH AFFILIATES INC
filed 1997-10-29
CIK 354761

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C.  20549

                                          FORM 10-K/A
                                       (AMENDMENT NO. 2)

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

DIRECTORS
                                                                      Served on
                                                                    the Board of
                                                                      Directors
      Name                                     Age                      Since

Jack Rosen.................................    51                        1981
Joseph Rosen...............................    46                        1981
Israel Ingberman...........................    51                        1981
Joseph Giglio..............................    56                        1981
Bruce Slovin...............................    61                        1988
Carl D. Glickman...........................    71                        1989

        Jack Rosen has served as the chief executive officer (the President or Chairman of the Board) and as a Director of the Company since its incorporation in 1981 and of its subsidiaries from their respective dates of incorporation, the first of which was in 1976. Mr. Rosen is also the President and a Director of CompreMedx Corporation ("CompreMedx"), an 89.1%-owned subsidiary of the Company, and the Chairman of the Board of Directors and Chief Executive Officer of Infu-Tech, Inc. ("Infu-Tech"), a 59% owned subsidiary of the Company. He first became involved in the health care field in September 1971 when he became a director of Garden State Health Care Center of East Orange, New Jersey. He is actively engaged, together with Joseph Rosen and Israel Ingberman, who are officers and directors, and along with Jack Rosen, are the three principal stockholders of the Company (the "Principal Stockholders"), in a variety of enterprises, including real estate development and hotel ownership (the "Rosen-Ingberman Enterprises"). Jack Rosen is the brother of Joseph Rosen.

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

        Israel Ingberman has served as Secretary, Treasurer and as a Director of the Company since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx and Infu-Tech) from their respective dates of incorporation. He first became involved in the health care field in October 1974 with the organization of Jayber Inc. He is actively engaged, together with the other Principal Stockholders, in the Rosen- Ingberman Enterprises and in the R-I nursing homes with Joseph Rosen.

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

     Carl D. Glickman has been a director of the Company since August 1989 and is also a Director of Infu-Tech. Since 1953, he has been the president of The Glickman Organization, a real estate ownership and management company. In addition, Mr. Glickman is a director of Bear Stearns Companies, Inc. (an investment banking company), Jerusalem Economic Corporation (an Israeli real estate company), Alliance Tyre and Rubber Co. (an Israeli tire manufacturer), Franklin Holdings, Inc. (an investment company), Lexington Corporate Properties, Inc. (a real estate investment trust), Modern Video Co. (a motion picture production company) and Office Max, Inc. (an office supply retailer).

        Bruce Slovin has been a Director of the Company since June 1988 and is also a Director of Infu-Tech. Mr. Slovin is a graduate of Harvard Law School and Cornell University. Since 1980, he has been president and a director of MacAndrews & Forbes Group, Inc., an industrial holding company. Since 1985, he has been president and a director of Revlon Group Incorporated, a consumer products holding company. In addition, Mr. Slovin is a director of Andrews Group Incorporated (industrial holding company), M&F Worldwide Corp., (producer of licorice extract and other flavoring agents), Cantel Industries, Inc. (distributor of medical equipment) and The Coleman Company, Inc. (outdoor recreational equipment manufacturer).


ITEM 11.       EXECUTIVE COMPENSATION.

        The following table sets forth the compensation received during each of the years ended June 30, 1997, 1996 and the six months ended June 30, 1995, by the Company's chief executive officer and its other executive officers:


                                         SUMMARY COMPENSATION TABLE
                                        Annual Compensation           Long-Term Compensation
                                                                         Awards          Payouts
                                                          Other
                                                         Annual   Restricted                       All Other
                                                         Compen-     Stock    Options/    LTIP      Compen-
  Name and Principal                Salary     Bonus     sation    Award(s)     SARs     Payouts    sation
       Position           Year       ($)        ($)        ($)        ($)        (#)       ($)        ($)

Jack Rosen, Chairman,      1997  368,000**  $150,000**
  President and Chief      1996  300,000**     None
  Executive Officer        1995*  150,000**    None      None       None       None      None       None
Israel Ingberman
  Treasurer, Secretary     1997   150,000                           None       None      None       None
  and President of TNS     1996   150,000      None      None
  Nursing Homes, Inc.      1995*   75,000
S. Colin Neill             1997   147,212                                     25,000
  Vice President and       1996      --                              None       None      None       None
  Chief Financial Officer  1995*     --         None      None                  None

                            1997
Benjamin Geizhals,          1996     137,712                                    5,000
  Vice President           1995*     130,000    None      None       None       2,000     None       None
                                      65,000                                      --
*       Six months ended June 30, 1995
**      Includes compensation paid by Infu-Tech


DIRECTORS' FEES

        Since 1993, the directors have waived directors' fees (which, prior to 1993, had been paid to directors who were not employees at the rate of $10,000 plus $500 for each directors' meeting attended). Since 1994 Directors have received options in consideration of their waiver of directors fees. In January
1997 the Board of  Directors  approved  the annual  grant of options to purchase
10,000 shares of the Company's common stock to each of the independent directors.


OPTION PLANS

        The following table sets forth certain information with regard to options granted during the year end June 30, 1997 to the Company's executive officers:


                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                               Potential Realizable Value at
                                                                                  Assumed Annual Rates of
                                                                                Stock Price Appreciation For
                               Individual Grants                                     Option Term
                               -----------------                                     -----------
                            Number of   Percent of Total
                            Securities  Options/SARs
                            underlying   Granted to   )Exercise or
                           option/SARs  Employees in    Base Price  Expiration
          Name             Granted (#)  Fiscal Year (%    ($/Sh)       Date       5% ($)     10% ($)
----------------------------------------------------------------------------------------------------

Benjamin Geizhals                 5,000      3.4               2.22  10/18/06         7,000     17,000
-------------------------  ------------ -------------  ------------ ----------- ----------- ----------
S. Colin Neill                   25,000      17%               2.17  0/7/08/06       34,000     86,500
=========================  ============ =============  ============ =========== =========== ==========

     The following table sets forth certain information with regard to exercises of options and SARs during year end June 30, 1997 and options and SARs held at June 30, 1997.


                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                             AND FISCAL YEAR-END OPTION/SAR VALUES

                                                   Number of Securities   Value of Unexercised
                                                   nderlying Unexercised      in-the-Money
                                                       Options/SARs           Options/SARs
                                                   at Fiscal Year-End*     at Fiscal Year End
                                                  U        (#)                   ($)**
                         Shares         Value
                      Acquired on      Realized      Exercisable(E)/        Exercisable(E)/
        Name          Exercise (#)       ($)         Unexercisable(U)       Unexercisable(U)
        ----          ------------       ---         ----------------       ----------------

Jack Rosen                --             --                     500,000(E)             $875,000(E)
                                                                      0(U)                    0(U)
Benjamin Geizhals         --             --                      17,000(E)              $25,025(E)
                                                                      0(U)                    0(U)

S. Colin Neill            --             --                      25,000(E)              $14,500(E)
                                                                      0(U)                    0(U)

*       The Corporation has not granted any SARs.
**      Based upon the amount by which the high bid price of the Company's Common Stock on June 30, 1997 ($2.75 per share) exceeded the exercise price of the options.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

        During the year ended June 30, 1997, the Company's Compensation Committee reviewed and approved the compensation of the Chairman of the Board. Compensation of the Company's senior executive officers, other than its Chairman of the Board, was set by the Chairman of the Board.

        Transactions between the Company and members of its Board of Directors during 1997 were as follows:

        Early in 1990 a dispute over management fees between the Company and three nursing homes owned by the Principal Stockholders was resolved by the nursing homes' agreeing to pay a total of $1,940,000 in satisfaction of all their December 31, 1989 obligations to the Company. In early 1992, the settlement agreement between the Company and the three nursing homes was modified to provide that the then-existing balance of $1,046,000 would be paid in sixteen equal quarterly payments of $76,000 each (which included interest at 7 1/2% and principal) beginning June 15, 1992 and continuing through March 15, 1996. The balances remaining on the modified settlement agreement at December 31, 1994 and 1993 (including accrued interest due to payment delinquencies) were $839,000 and $783,000. In January 1995 the settlement agreement was further modified to provide for a $227,000 principal and interest payment to be made on or before March 30,1995 and the remaining balance of $626,000 to be paid in twelve equal quarterly installments of $60,000 each (including interest at 8 1/2%) beginning July 1, 1995 and continuing through March 31, 1998. In June 1997, a credit of $300,000 was applied against the balance then due, because the purchase price obtained by the Company for the sale of one of its properties was enhanced by $300,000 due to the contemporaneous sale of a property owned by the principal stockholders to the same buyer. As of June 30, 1997, the balance was $326,000 including interest, and scheduled payments of $88,000 were in arrears.

        At June 30, 1997, the Company was owed a total of $246,000 from two entities owned by the Principal Stockholders resulting from loans to the entities from various corporations which now are subsidiaries of the Company, but which were not owned by the Company when the loans were made. The Company is also owed $15,000 for health insurance premiums and other charges with regard to the R-I nursing homes.

        During 1997, the Company (including its Infu-Tech subsidiary) was charged $46,000 by a corporation owned by Jack Rosen for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

     During 1997, the Company issued 600,000 shares of common stock to U.S. Management, Inc. in exchange for the extinction of $2,542,174 of trade debt owed by the Company.

        During 1997, Carl Glickman, a director of the Company and Infu-Tech, was paid $59,000 by the Company for financial consulting fees, including his $5,000 fee as a director of Infu-Tech.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table contains information concerning the ownership of the Company's Common Stock on September 30, 1997 by each person known to the Company to be a beneficial owner of more than 5% of any class of the Company's voting securities, by the Company's directors, by each of the executive officers of the Company who was among the five most highly compensated executive officers of the Company in 1997 and by directors and executive officers as a group are as follows:


                                                          Amount and Nature
                            Name and Address                     of
  Title of Class           Of Beneficial Owner          Beneficial Ownership    Percent of Class
------------------ ----------------------------------- ---------------------- --------------------
   Common Stock    Colonial Management Associates, Inc.        530,000 shares                   5.2%
                   1 Financial Center
                   Boston, MA  02111
   Common Stock    Michael Klein                               939,160 shares                   9.3%
 Preferred Stock   100 Shoreline Highway                         3,305 shares                  23.8%
                   Building A, Suite 190
                   Mill Valley, CA 94941
Common Stock       U.S. Management, Inc.                       600,000 shares                   5.9%
                   129 South 8th Street
                   Brooklyn, NY  11211
Common Stock       Private Opportunity Partners, II Ltd.       775,000 shares                   7.7%
                   201 South Biscayne Blvd., Suite 2950
                   Miami, FL  33131
Common Stock       Carl D. Glickman                         96,000 shares (a)                  (b)
                   The Leader Building, Suite 1140
                   Cleveland, OH 44114
   Common Stock    Israel Ingberman                            875,372 shares                   8.6%
                   910 Sylvan Avenue
                   Englewood Cliffs, NJ  07632
   Common Stock    Jack Rosen                          1,398,876 shares (a)(c)                 13.2%
                   910 Sylvan Avenue
                   Englewood Cliffs, NJ  07632
   Common Stock    Joseph Rosen                         922,827 shares (c)(d)                   9.1%
                   910 Sylvan Avenue
                   Englewood Cliffs, NJ  07632
   Common Stock    Bruce Slovin                            112,000 shares (a)                   1.1%
                   35 E. 62nd Street
                   New York, NY 10021
   Common Stock    Joseph M. Giglio                        115,517 shares (a)                   1.1%
                   4350 East West Highway, Suite 600
                   Bethesda, MD 20814
   Common Stock    S. Colin Neill                           25,000 shares (a)                  (b)
                   910 Sylvan Avenue
                   Englewood Cliffs, NJ 07632
   Common Stock    Benjamin Geizhals                        17,000 shares (a)                  (b)
                   910 Sylvan Avenue
                   Englewood Cliffs, NJ 07632

   Common Stock    All directors and executive officers      3,562,592 shares                  32.5%
                   as a group (8 persons)
 -----------------
(a)     Includes shares of Common Stock issuable on exercise of outstanding stock options as follows:  Mr. Rosen 500,000 shares; Mr. Giglio, 105,000 shares; Mr. Glickman, 95,000 shares; Mr. Slovin, 105,000 shares; Mr. Geizhals,
        17,000 shares; Mr. Neill, 25,000 shares; all directors and executive officers as a group, 847,000 shares.
(b)     Less than 1%.
(c)     Includes shares of common stock held by children as follows: Jack Rosen,19,500 shares, Joseph Rosen, 9,750 shares and Israel
        Ingberman, 41,666 shares.
(d)     Includes  shares of common  stock  held as  Custodian  for  children  as follows:  Jack Rosen,  125,000 shares,  Joseph Rosen, 144,500 shares and
        Israel Ingberman, 83, 333 shares.


        On September 23, 1997, Cede & Co. owned of record 6,608,773 shares of the Company's Common Stock, constituting 65.3% of the outstanding Common Stock. The Company understands those shares were held beneficially for members of the New York Stock Exchange, some of whom may in turn have been holding shares beneficially for customers.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Transactions  between the Company and members of its Board of  Directors
are   described   under   "Compensation   Committee   Interlocks   and   Insider
Participation."


FILING OF REPORTS

        To the best of the Company's knowledge, no director, officer, or beneficial owner of more than 10% of the Company's stock failed to file on a timely basis reports required by ss. 16(a) of the Securities and Exchange Act of 1934, as amended, with regard to the year ended June 30, 1997.

                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CONTINENTAL HEALTH AFFILIATES, INC.


                                    By:  /S/  BENJAMIN GEIZHALS
                                         -------------------------------------
Date: October 29, 1997                          Benjamin Geizhals
                                         Vice President and General Counsel