Form 10-Q
period 1997-09-30
CONTINENTAL HEALTH AFFILIATES INC
filed 1997-11-14
CIK 354761

--------------------------------------------------------------------------------


                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                            THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the Quarter Ended September 30, 1997

                                Commission File Number 0-11895

                              CONTINENTAL HEALTH AFFILIATES, INC.
                    (Exact name of registrant as specified in its charter)


               Delaware                                   22-2362097
               (State of other juris(I.R.S. Employer Identification Number) incorporation or organization)

                         910 Sylvan Avenue, Englewood Cliffs, NJ 07632
                           (Address of principal executive offices)

                                        (201) 567-4600
                      Registrant's telephone number, including area code




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        As of November 10, 1997, the Registrant had outstanding 10,120,151 shares of its $.02 par value Common Stock.



--------------------------------------------------------------------------------

                              CONTINENTAL HEALTH AFFILIATES, INC.

                                             Index


Part I - Financial Information:
                                                                            Page
        Item 1

        Consolidated Balance Sheets at September 30, 1997 (Unaudited)
          and June 30, 1997.....................................................

        Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 1997 and 1996.....................................

        Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 1997 and 1996.....................................

        Notes to Unaudited Consolidated Financial Statements....................

        Item 2

        Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................

Part II - Other Information.....................................................

        Signatures..............................................................




                                 CONTINENTAL HEALTH AFFILIATES, INC.
                                     Consolidated Balance Sheets
                                       (Dollars in thousands)
                                                                          September 30,    June 30,
                                                                              1997          1997
                                                                          (Unaudited    )(Audited)
                                               ASSETS
Current assets:
  Cash and cash equivalents...............................................$     1,768  $   3,796
  Patients' funds.........................................................        150        188
  Accounts receivable, net of allowances for uncollectible accounts
    of $4,063 and $4,252..................................................     13,470     13,346
  Inventories.............................................................      1,882      1,861
  Deferred income taxes...................................................        702        702
  Prepaid expenses and other current assets...............................        960        803
                                                                          -----------  ---------

      Total current assets................................................     18,932     20,696

Property and equipment, at cost, net of accumulated depreciation
  and amortization of $5,269 and $4,363...................................     46,886     46,991
Goodwill, net of accumulated amortization.................................        136        139
Other assets..............................................................      3,619      3,524
                                                                          -----------  ---------

      Total assets........................................................$    69,573  $   71,350
                                                                          ============ ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings...................................................$       100    $   105
  Current portion of long term debt.......................................      4,288      5,686
  Income taxes payable....................................................        446        437
  Accounts payable........................................................      9,669      9,696
  Other current liabilities...............................................      3,388      4,260
                                                                          -----------  ---------

      Total current liabilities...........................................     17,891     20,184

Long-term debt, net of current portion ...................................     41,780     41,129
Mandatorily redeemable preferred stock (includes $948 current portion)....      1,770      1,989
                                                                          -----------  ---------

      Total liabilities...................................................     61,441     63,302
                                                                          ============ ==========

Minority interest in subsidiary   ........................................      2,489      2,424

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.02 par value; $100 liquidation preference; 1,000,000
    shares authorized; 13,884 shares outstanding .........................          1            1
  Series A 11% Convertible Preferred stock $.02 par value, $1,000 liquidation
    preference, 34 shares outstanding.................................... .        34           34
  Common stock, $.02 par value; 15,000,000 shares authorized; 10,120,151
    and 10,119,101 shares outstanding ....................................        206          206
  Additional paid-in capital..............................................    23, 366       23,401
  Accumulated deficit.....................................................    (17,964)     (18,018)
                                                                          ------------- ----------

      Total stockholders' equity..........................................      5,643        5,624
                                                                          -----------  ---------

      Total liabilities and stockholders' equity..........................$     69,573 $   71,350
                                                                          ============ ==========






                     See accompanying notes to consolidated financial statements

                                                  3


                                   CONTINENTAL HEALTH AFFILIATES, INC.
                                  Consolidated Statements of Operations
                            (Dollars in thousands, except per share amounts)


                                                                     Three Months Ended September 30,
                                                                         1997            1996
                                                                         ----            ----
                                                                              (Unaudited)
Revenues:
Nursing home services..................................................$   9,255      $   12,012
  Infusion therapy and other medical services..........................    7,002           6,782
                                                                       ---------      ---------
         Total revenues................................................   16,257          18,794
                                                                       ---------      ----------

  Personnel............................................................    6,981           8,777
  Medical and nutritional product......................................    3,645           3,123
  Health care and lodging..............................................    2,193           2,564
  Selling, general and administrative..................................    1,665           1,654
  Provision for uncollectible accounts.................................      115             249
  Depreciation and amortization........................................      362             491
                                                                       ---------       ---------

         Total operating expenses......................................   14,961          16,858
                                                                       ---------       ---------

         Income from operations........................................     1,296          1,936
Interest and dividend income...........................................       16              29
Interest and other financing costs.....................................   (1,285)         (1,719)
Other income (expense), net............................................      204             108
Minority interest in earnings of subsidiary............................      (65)           (113)
                                                                       ---------       ----------

        Income before income taxes ....................................      166             241

Provision for income taxes.............................................      112             189
                                                                       ---------       ---------

        Net income ....................................................       54              52
                                                                       ---------       ---------

Preferred dividends....................................................      (35)            (35)
                                                                       ---------       ---------

         Net income available to common shareholders...................$      19       $      17
                                                                       =========       =========

    Net income available to common shareholders........................$    0.00       $    0.00
                                                                       =========       =========

Weighted average number of common and common equivalent shares........10,629,400       9,783,350





















                        See accompanying notes to consolidated financial statements

                                                    4


                                    CONTINENTAL HEALTH AFFILIATES, INC.
                                   Consolidated Statements of Cash Flows
                                          (Dollars in thousands)

                                                                     Three Months Ended September 30,
                                                                        1997            1996
                                                                        ----            ----
                                                                            (Unaudited)
Operating activities:
  Net income.........................................................$        54  $         52

  Adjustments  to  reconcile  net  income  (loss) to net cash used in operating activities:
        Depreciation expense.........................................        362           491
        Amortization of deferred financing costs.....................         65            43
        Provision for uncollectible accounts.........................        115           249
        Amortization of deferred income taxes........................        --            (32)
        Provision for deferred income................................        --            189
        (Gain) loss on translation of foreign currency debt..........          4           (77)
        Minority interest............................................         65           113
        Increase (decrease) in cash from changes in:
         Patient funds...............................................         38         --
         Accounts receivable.........................................       (239)       (1,948)
         Inventories.................................................        (21)        (343)
         Prepaid expenses and other current assets...................       (157)        (624)
         Other assets................................................       (160)         143
         Taxes payable...............................................          9          --
         Accounts payable............................................        (27)        (176)
         Other current liabilities...................................       (873)         796
         Other liabilities...........................................        --            (8)
                                                                     -----------  -----------

      Net cash (used in) operating activities........................       (765)       (1,132)
                                                                     -----------  ------------

Investing activities:
  Expenditures for property and equipment ...........................       (257)        (249)
                                                                     -----------  -----------

      Net cash used in investing activities..........................       (257)        (249)
                                                                     -----------  -----------

Financing activities:
  Conversion of trade payables into notes............................       --            904
  Payment on mandatorily redeemable preferred stock..................       (219)         --
  Payments on debt...................................................       (752)      (1,177)
  Payment of preferred dividends.....................................        (35)         (35)
                                                                     -----------  -----------

      Net cash (used in ) provided by financing activities...........     (1,006)        (308)
                                                                     ------ ----- ------------








                                         (Continued on next page)

                                                    5


                                    CONTINENTAL HEALTH AFFILIATES, INC.

                                   Consolidated Statements of Cash Flows
                                          (Dollars in thousands)


                                                                  Three Months Ended September 30,
                                                                        1997            1996
                                                                        ----            ----
                                                                            (Unaudited)

Net (decrease ) increase in cash and cash equivalents................$     (2,028)$     (1,689)
Cash and cash equivalents, beginning of period.......................       3,796        2,900
                                                                     ------------ ------------

Cash and cash equivalents, end of period.............................$      1,768 $      1,211
                                                                     ============ ============

Supplemental disclosure of cash flow data:
    Interest paid....................................................$      1,158 $      1,276
                                                                     ============ ============
    Income taxes paid................................................$        105  $         53
                                                                     ===========  ============

































                        See accompanying notes to consolidated financial statements

                                                    7

                              CONTINENTAL HEALTH AFFILIATES, INC.
                          Notes to Consolidated Financial Statements
                                          (Unaudited)


1.  The Company

    The Company's operations consist primarily of nursing home and assisted living services, infusion therapy and other medical services.
    Nursing home and assisted living services include the ownership,leasing, operation and management of nursing homes and assisted living facilities. Infusion therapy and other medical services include enteral and other medical services, primarily for patients in nursing homes, and intravenous and other infusion therapies for patients at home and in nursing homes.

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

    Continental owns 58% of the common stock of Infu-Tech, Inc. ("Infu-Tech"); 42% of the common stock of Infu-Tech is publicly traded. The minority interest in the consolidated financial statements represents the minority stockholders' proportionate share of equity in Infu-Tech.

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

    Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the result that may be expected for year end June 30, 1998.

    These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

3.  Cash and Cash Equivalents

    Cash and cash equivalents at September 30, 1997 and June 30, 1997 includes $197,000 and $512,000 respectively, held by Infu-Tech. A management and non-competition agreement between Continental and Infu-Tech, which, as extended, expires September 30, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) Continental

    The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

                                 CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations




The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended September 30, 1997 Compared with Three Months Ended September 30, 1996

Total revenues were $2,537,000, or 14% lower for 1997 compared with 1996, primarily due to the sale of two facilities whose revenues were included in the prior period.

Infusion therapy and other medical services revenues increased by $220,000 or 3%, from $6,782,000 in 1996 to $7,002,000 in 1997.

Personnel costs decreased by $1,796,000, or 21%. The reduction is primarily attributable to the sale of two facilities in June 1997, together with overall reduction in staff in the nursing home division. These reductions where partially offset by the addition of personnel in branch and corporate operations and the establishment of the Disease State Management division at Infu-Tech.

Costs of medical and nutritional products sold to patients and other customers increased by $522,000 or 17%, from $3,123,000 in 1996 to $3,645,000 in 1997. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs were 52% in 1997 and 46% in 1996. The increase in the medical and nutritional product costs as a percentage of sales is primarily attributable to Infu-Tech's increased revenues associated with Ceredase, a high cost drug, a capitation agreement, and margin reductions from operating in a managed care environment.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $371,000 or 14%, primarily as a result of the sale of the two facilities.

Selling, general and administrative costs increased by $11,000 or 1% due to increased expenses attributable to costs connected with the development of Infu-Tech's disease state management program offset by the saving of expenses from the two facilities sold.

The provision for uncollectible accounts is 1% of revenues in 1997 and 1996. Beginning in the quarter ended March 31, 1997, Infu-Tech reviewed its allowance for uncollectible accounts in light of Infu-Tech's changed payor mix. Infu-Tech's business focus is on managed care relationships which now account for 73% of its payor mix. The managed care relationships are generally governed by contracts which provide for payment within defined terms. Infu-Tech's collection experience for these contracts has been good and greatly improved from the historical collection experience upon which the allowance for uncollectible accounts had been established. Based on this analysis Infu-Tech has charged a lower provision rate against sales for fiscal 1998.

Other income (expense) net, of $204,000 in 1997 resulted from the re-evaluation of accounts payables of $208,000 offset by an unrealized foreign currency translation loss of $4,000. Other income of $108,000 in 1996 consisted of amortization of deferred income of $32,000 and an unrealized foreign currency translation gain of $76,000.

Minority interest in earnings of subsidiary of $65,000 in 1997 and $113,000 in 1996 represents the portion of the net income of Infu-Tech allocable to minority stockholders.

                                 CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations



The provision for income taxes of $112,000 in 1997 and $189,000 in 1996 reflects a full tax charge for Infu- Tech, a 58% owned subsidiary which files its own federal tax return.

  The preferred stock dividend does not include the dividend paid on mandatorily redeemable preferred stock issued as part of the October 31, 1995 refinancing which is accounted for under interest and financing costs.

  The net income available to common shareholders in 1997 was $19,000 or $.00 cents per share compared to net income available to common shareholders in 1996 of $17,000 or $.00 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1997, the Company had stockholders' equity of $5,643,000 and total liabilities of $61,441,000. At September 30, 1997 debt amounted to $47,838,000. On October 31, 1995 the Company purchased four homes secured by a 15 year borrowing of $41 million . In June 1997, the Company sold one of the facilities and paid off its proportionate share of the debt. On September 30, 1997 the balance of the 15 year borrowing was $36,805,000.

  On October 31, 1995, subsidiaries of the Company sold preferred stock for a total of $3.5 million. In June 1997 when one of the subsidiaries sold the facility it had owned, a portion of the proceeds were used to redeem a portion of the preferred stock. As of September 30, 1997 the preferred stock outstanding was $1,770,000.

  On October 31, 1995 as part of the refinancing of the facilities, the Company entered into a 5 year borrowing of $1.5 million secured by 8 acres of land in West Orange, New Jersey. In December 1996, the Company sold the land, paid down the loan to $454,000 and substituted a pledge of Infu-Tech stock as collateral for the loan. As of September 30, 1997, the loan balance was $297,000. The Company has the right to prepay the loan by December 1997 and receive a $150,000 credit, which it intends to do.

  During October 1995, the Company converted $1,476,000 of trade payables into a three year note. As of September 30, 1997, the loan balance was $409,000.

  During September 1996, the Company converted additional trade payables of $904,000 into one to three year notes. As of September 30, 1997 the loan balance was $115,000.

  Debt also includes a mortgage secured by a facility of $2,196,000 due October 1, 1997. This mortgage is being extended while refinancing is completed.

  Other debt included SFr 643,820 (approximately $443,000) principal amount of 6% Swiss franc denominated bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $426,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998; $1,213,000 principal amount of 8% notes due 1999; and $3,400,000 principal amount of 6% notes due 2003.

When the Bonds matured on June 27, 1995, SFr 2,900,000 (approximately $2,525,000) principal amount, together with accrued interest of SFr 174,000 (approximately $152,000), was outstanding. Between June 30, 1995 and June 30, 1996, the Company acquired SFr 2,164,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,122,375 and $315,000 plus a SFr 619,500 note maturing in June 1998. As of June 30, 1997 the Company had acquired an additional SFr 85,000 principal amount of bonds(with interest) for $78,000.

                                 CONTINENTAL HEALTH AFFILIATES, INC.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations



  The Company's cash and cash equivalents balance decreased from $3,796,000 at June 30, 1997 to $1,768,000 at September 30, 1997. Included in the September 30, 1997 balance is $197,000 held by Infu- Tech. A management and non-competition agreement with Infu-Tech, which, as extended, expires September 30, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) the remainder of the Company.

  The Company in total used $764,000 of cash in operating activities primarily due to a decrease in other current liabilities of $873,000 offset by net income of $54,000.

  At September 30, 1997, the balance in net accounts receivable for Infu-Tech was 3% higher than the balance at June 30, 1997. Infu-Tech's net accounts receivable has remained relatively constant at 104 days sales at September 30, 1997, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to their higher volume of claims.

  The Company has no arrangements under which it can make borrowings. At September 30, 1997, the Company had working capital of $1,041,000. Excluding Infu-Tech, which had working capital of $5 million, the Company had a working capital deficit of $3,924,000. Further, at September 30, 1997, Infu-Tech's cash and cash equivalents of $197,000 were $315,000 less than the balance of $512,000 at June 30, 1997 and its accounts payable of $4,535,000 were $247,000 higher than the balance at June 30, 1997.

  During the three months ended September 30, 1997, the Company repaid $752,000 of debt, redeemed $219,000 of mandatorily redeemable preferred stock and paid preferred stock dividends of $35,000.

   While the Company continues to experience cash flow constraints, it continues to use a combination of operating cash flow and realization of assets into cash as a means of meeting ongoing obligations. It has significant assets which can be used for this purpose if needed.

                              CONTINENTAL HEALTH AFFILIATES, INC.


Part II - Other Information

        Item 1.    Legal Proceedings

                   Presently, there are no pending material legal proceedings other than as reported in the Company's Form 10-K for the year ended June 30, 1997.

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

                         1 Calculation of earnings per share - three months ended September 30, 1997.

                         2 Calculation of earnings per share - three months ended September 30, 1996.


                   B. Reports on Form 8-K during the quarter ended September 30, 1997

                         None


                                                                     Exhibit A.1
                              CONTINENTAL HEALTH AFFILIATES, INC.
                               Calculation of Earnings Per Share

                             Three months ended September 30, 1997
                                          (Unaudited)



                                                                            Primary

Net income available to common shareholders..............................$   19,000
                                                                         ==========

Adjustment of shares outstanding:
    Weighted average number of shares outstanding......................   10,120,950
    Average net additional equivalent shares issuable.................. .    508,449
                                                                         -----------

Weighted average number of common shares and common shares equivalent ..  10,629,399
                                                                         ===========

Earnings per share.......................................................$      0.00
                                                                         ===========





                                                                     Exhibit A.2
                              CONTINENTAL HEALTH AFFILIATES, INC.
                               Calculation of Earnings Per Share

                             Three months ended September 30, 1996
                                          (Unaudited)



                                                                                  Primary


Net income available to common shareholders.....................................$      17,000
                                                                                =============

Adjustment of shares outstanding:
    Weighted average number of shares outstanding...............................    9,288,216
    Average net additional equivalent shares issuable...........................      495,134
                                                                                -----------

Weighted average number of common shares and common
 shares equivalent .............................................................    9,783,350
                                                                                =============


Earnings per share..............................................................$        0.00
                                                                                =============

                                              14

                              CONTINENTAL HEALTH AFFILIATES, INC.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Continental Health Affiliates, Inc.


Date: November 14, 1997                               /S/ JACK ROSEN
      ----------------------------------              --------------
                                                      Jack Rosen
                                                      Chairman and Director
                                                      (Chief Executive Officer)



Date: November 14, 1997                               /S/ ALLISON K. ALLEN
      ----------------------------------              --------------------
                                                      Allison K. Allen
                                                   Principal Accounting Officer