Form 10-Q
period 1997-12-31
KUALA HEALTHCARE INC
filed 1998-02-17
CIK 354761

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1997

                         Commission File Number 0-11895

                             KUALA HEALTHCARE, INC.
             Formerly known as Continental Health Affiliates, Inc. (Exact name of registrant as specified in its charter)


                              Delaware 22-2362097
       (State of other jurisdicti(I.R.S. Employer Identification Number)
                         incorporation or organization)

                 910 Sylvan Avenue, Englewood Cliffs, NJ 07632
                    (Address of principal executive offices)

                                 (201) 567-4600
               Registrant's telephone number, including area code




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of February 11, 1998, the Registrant had outstanding 10,222,844 shares of its $.02 par value Common Stock.



-------------------------------------------------------------------------------

                                              KUALA HEALTHCARE, INC.

                                                       Index


Part I - Financial Information:
                                                                          Page
 Item 1

 Consolidated Balance Sheets at December 31, 1997 (Unaudited)
   and June 30, 1997...................................................... 3

 Consolidated Statements of Operations (Unaudited) for the three months ended December 31, 1997 and 1996....................................... 4

 Consolidated statements of Operations (Unaudited) for the six months ended December 31, 1997 and 1996........................................5

 Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 1997 and 1996...................................... 6 - 7

 Notes to Unaudited Consolidated Financial Statements.................... 8 - 10

 Item 2

 Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................11- 14

Part II - Other Information................................................ 15

         Signatures........................................................ 16



                                                  KUALA HEALTHCARE, INC.
                                                Consolidated Balance Sheets
                                                  (Dollars in thousands)
                                                                                           December 31,      June 30,
                                                                                               1997            1997
                                                                                               ----            ----
                                                                                            (Unaudited)      (Audited)
                                                 ASSETS
Current assets:
   Cash and cash equivalents..............................................................$      1,034    $     3,796
   Patients' funds........................................................................        150             188
   Accounts receivable, net of allowances for uncollectible accounts
     of $3,854 and $4,252................................................................       13,203         13,346
   Inventories............................................................................       1,797          1,861
   Deferred income taxes..................................................................         702            702
   Prepaid expenses and other current assets..............................................       1,442            803
                                                                                          ------------    -----------

       Total current assets...............................................................      18,328         20,696

Property and equipment, at cost, net of accumulated depreciation
   and amortization of $5,667 and $4,916..................................................      46,907         46,991
Goodwill, net of accumulated amortization.................................................         132            139
Other assets..............................................................................       4,014          3,524
                                                                                          ------------    -----------

       Total assets.......................................................................$     69,381   $    71,350
                                                                                          ============   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings..................................................................$        70     $       105
   Current portion of long term debt......................................................      3,939           5,686
   Income taxes payable...................................................................        405             437
   Accounts payable.......................................................................      9,720          9,696
   Other current liabilities..............................................................      3,581          4,260
                                                                                          -----------    -----------

       Total current liabilities..........................................................     17,716         20,184

Long-term debt, net of current portion ...................................................     41,582         41,129
Mandatorily redeemable preferred stock (includes $730 current portion)....................      1,552          1,989
                                                                                          -----------    -----------

       Total liabilities..................................................................     60,850         63,302
                                                                                          ===========    ===========

Minority interest in subsidiary   ........................................................      2,636         2,424

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.02 par value; $100 liquidation preference; 1,000,000
     shares authorized; 13,884 shares outstanding ........................................          1               1
   Series A 11% Convertible Preferred stock $.02 par value, $1,000 liquidation
     preference, 34 shares outstanding....................................................         34              34
   Common stock, $.02 par value; 15,000,000 shares authorized; 10,222,844
     and 10,119,101 shares outstanding ...................................................        208             206
   Additional paid-in capital.............................................................     23,590          23,401
   Accumulated deficit....................................................................    (17,938)        (18,018)
                                                                                          -----------      ----------

       Total stockholders' equity.........................................................      5,895           5,624
                                                                                          ------------     ----------

       Total liabilities and stockholders' equity.........................................$     69,381     $   71,350
                                                                                          ============     ==========






                                See accompanying notes to consolidated financial statements


                                                     KUALA HEALTHCARE, INC.
                                              Consolidated Statements of Operations
                                        (Dollars in thousands, except per share amounts)


                                                                                       Three Months Ended December 31,
                                                                                         1997                1996
                                                                                         ----                ----

                                                                                                (Unaudited)
Revenues:
Nursing home services.................................................................$     8,720         $    11,035
Infusion therapy and other medical services...........................................      7,584               6,724
                                                                                      -----------         -----------
           Total revenues.............................................................      16,304             17,759
                                                                                      ------------        -----------

   Personnel..........................................................................      7,035               8,794
   Medical and nutritional product....................................................      4,100               2,971
   Health care and lodging............................................................      1,919               2,387
   Selling, general and administrative................................................      1,536               2,011
   Provision for uncollectible accounts...............................................        153                 333
   Depreciation and amortization......................................................        408                 586
                                                                                      -----------         -----------

           Total operating expenses...................................................      15,151             17,082
                                                                                      ------------        -----------

           Income from operations.....................................................      1,153                 677
Interest and dividend income..........................................................         16                  26
Interest and other financing costs....................................................      (1,266)            (1,441)
Other income (expense), net...........................................................        159                 (74)
Minority interest in earnings of subsidiary...........................................        (70)               (118)
                                                                                      -----------         ------------

         Income (loss) before income taxes, extraordinary gains.......................         (8)               (930)

Provision for income taxes............................................................        115                 199
                                                                                      -----------         -----------

         Income (loss) before extraordinary gains.....................................       (123)             (1,129)
                                                                                      ------------        ------------

Extraordinary gains...................................................................        150               1,175
                                                                                      -----------         -----------

         Net income...................................................................         26                  46

Preferred dividends...................................................................        --                  (60)
                                                                                      -----------         -----------

           Net income available to common shareholders................................$        26         $       (14)
                                                                                      ===========         ===========





Income (loss) per share:
     Basic
       Income (loss) before extraordinary gains.......................................$      (.01)        $     (.012)
       Extraordinary gains............................................................       0.01                0.12
                                                                                      -----------         -----------
           Net income available to common shareholders................................$      0.00         $      0.00
                                                                                      ===========         ===========

     Diluted
       Income (loss) before extraordinary items.......................................$      (.01)              (0.12)
       Extraordinary gains............................................................       0.01                 .12
                                                                                      -----------         -----------
           Net income available to common shareholders................................$      0.00         $      0.00
                                                                                      ===========         ===========

Basic weighted average number of common shares....................................      10,121,849          9,395,379

Diluted weighted average number of common shares..................................      10,591,689          9,941,012


                                    See accompanying notes to consolidated financial statements

                                                                4



                             KUALA HEALTHCARE, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                                                            Six Months Ended December 31,
                                                                                         1997                1996
                                                                                         ----                ----
                                                                                                (Unaudited)
Revenues:
Nursing home services.................................................................$     17,975        $    23,017
Infusion therapy and other medical services...........................................      14,586             13,505
                                                                                      ------------        -----------
           Total revenues.............................................................      32,561             36,522
                                                                                      ------------        -----------

   Personnel..........................................................................      14,016             17,570
   Medical and nutritional product....................................................      7,745               6,094
   Health care and lodging............................................................      4,157               4,951
   Selling, general and administrative................................................      3,283               3,665
   Provision for uncollectible accounts...............................................        268                 582
   Depreciation and amortization......................................................        770               1,077
                                                                                      -----------         -----------

           Total operating expenses...................................................      30,239             33,939
                                                                                      ------------        -----------

           Income from operations.....................................................      2,322               2,583
Interest and dividend income..........................................................         32                  54
Interest and other financing costs....................................................      (2,551)            (3,160)
Other income (expense), net...........................................................        490                  65
Minority interest in earnings of subsidiary...........................................       (136)               (231)
                                                                                      -----------         ------------

         Income (loss) before income taxes, extraordinary gains.......................        157                (689)

Provision for income taxes............................................................        227                 388
                                                                                      -----------         -----------

         Income (loss) continuing operations before extraordinary gains...............        (70)             (1,077)
                                                                                      ------------        ------------

Extraordinary gains...................................................................        150               1,175
                                                                                      -----------         -----------

           Net income.................................................................         80                  98

Preferred dividends...................................................................        (35)                (95)
                                                                                      -----------         -----------

           Net income available to common shareholders................................$        45         $         3
                                                                                      ===========         ===========




Income (loss) per share:

     Basic
       Income (loss) before extraordinary gains.......................................$     (0.01)        $     (0.12)
       Extraordinary gains............................................................       0.01                0.12
                                                                                      -----------         -----------
           Net income available to common shareholders................................$      0.00         $      0.00
                                                                                      ===========         ===========

     Diluted
       Income (loss) before extraordinary gains.......................................$     (0.01)        $     (0.12)
       Extraordinary gains............................................................       0.01                 .12
                                                                                      -----------         -----------
           Net income available to common shareholders................................$      0.00         $      0.00
                                                                                      ===========         ===========

Basic weighted average number of common shares........................................ 10,121,849           9,341,797

Diluted weighted average number of common shares.....................................  10,604,288           9,887,430


                                    See accompanying notes to consolidated financial statements



                                                      KUALA HEALTHCARE, INC.
                                               Consolidated Statements of Cash Flows
                                                      (Dollars in thousands)

                                                                                    Six Months Ended December 31,
                                                                                        1997               1996
                                                                                        ----               ----
                                                                                              (Unaudited)
Operating activities:

   Net income.......................................................................$          80   $           98

   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
         Depreciation and amortization expense......................................          770             1077
         Amortization of deferred financing costs...................................           86              145
         Provision for uncollectible accounts.......................................          268              582
         Amortization of deferred income taxes......................................          --                63
         (Gain) loss on translation of foreign currency debt........................           --              (80)
         Minority interest..........................................................          136              231
         Increase (decrease) in cash from changes in:
           Patient funds............................................................           38                4
           Accounts receivable......................................................         (125)           (2969)
           Inventories..............................................................           64               66
           Prepaid expenses and other current assets................................         (649)            (587)
           Other assets.............................................................         (442)              69
           Taxes payable............................................................          (31)             --
           Accounts payable.........................................................           24              823
           Other current liabilities................................................         (679)             553
           Other liabilities........................................................          --                (5)
                                                                                    -------------   --------------

       Net cash (used in) operating activities......................................         (460)              70
                                                                                    -------------   --------------

Investing activities:
   Investment in Bach Pharmacy .....................................................           75             --
   Expenditures for property and equipment .........................................         (592)            (293)
                                                                                    -------------   --------------

       Net cash used in investing activities........................................         (517)            (293)
                                                                                    -------------   --------------

Financing activities:
   Conversion of trade payables into notes..........................................         --                904
   Payment on mandatorily redeemable preferred stock................................         (437)             --
   Payments on debt.................................................................        (1,329)         (2,207)
   Debt to equity conversion........................................................           --              474
   Net proceeds from exercise of common stock options...............................           16               19
   Payment of preferred dividends...................................................          (35)             (48)
                                                                                    -------------   --------------

       Net cash (used in ) provided by financing activities.........................        (1,785)           (858)
                                                                                    --------------  ---------------

Net (decrease ) increase in cash and cash equivalents..............................$        (2,762) $        (1,081)
Cash and cash equivalents, beginning of period.....................................          3,796            2,900
                                                                                   ---------------  ---------------

Cash and cash equivalents, end of period...........................................$         1,034  $         1,819
                                                                                   ===============  ===============

Supplemental disclosure of cash flow data:
     Interest paid.................................................................$         1,158  $         2,831
                                                                                   ===============  ===============
     Income taxes paid.............................................................$          105   $            53
                                                                                   ==============   ===============

Non cash investing and financing activity:
     Debt to equity conversion.....................................................$          ---   $           474
     Dividend conversion...........................................................$          ---   $            47
     Stock issued in connection with investment....................................$          210   $           ---






























                                   See accompanying notes to consolidated financial statements

                                              KUALA HEALTHCARE, INC.
                                    Notes to Consolidated Financial Statements
                                                    (Unaudited)


1.   The Company

     The Company's operations consist primarily of nursing home and assisted living services, infusion therapy and other medical services. Nursing home and assisted living services include the ownership, leasing, operation and management of nursing homes and assisted living facilities. Infusion therapy and other medical services include enteral and other medical services, primarily for patients in nursing homes, and intravenous and other infusion therapies for patients at home and in nursing homes.

     The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including Medicare and Medicaid reimbursement rates.

     On December 1, the Company acquired a 75% interest in a limited liability company to provide institutional pharmacy services (LLC). The minority interest is held by Bach's Drug Store, a Hackettstown, New Jersey Corporation ("Bach's") which contributed its existing business to the LLC. The Company paid $210,000 in Kuala stock to a principal of Bach's in consideration for a four-year employment agreement (at $120,000/year) with the pharmacist of Bach's (the manager of the LLC) and (b) a four-year lease with the shareholders of Bach's to leasing the premises (at $18,000/year) where the LLC operates. The Company has guaranteed the employment and lease agreements.

2.   Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts  of  Kuala
     Healthcare, Inc, ("Kuala") and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Kuala owns 58% of the common stock of Infu-Tech, Inc. ("Infu-Tech"); 42% of the common stock of Infu-Tech is publicly traded. The minority interest in the consolidated financial statements represents the minority stockholders' proportionate share of equity in Infu-Tech.

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

     Operating results for the six month period ended December 31, 1997, are not necessarily indicative of the result that may be expected for year end June 30, 1998.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

3.   Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1997 and June 30, 1997 includes $93,000 and $512,000 respectively, held by Infu-Tech. A management and non-competition agreement between Continental and Infu-Tech, which, as extended, expires September 30, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) Kuala.

     The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

4.   Earnings Per Share

     Options excluded from the computation of diluted earnings per share since such options would not have a diluted effect as the exercise price is above the average market price for the period were as follows:

                                                                                    1997           1996
                                                                                    ----           ----

         Options excluded for the three month period ending......................   305,111     6,000
            December 31,

         Options excluded for the six month period ending
           December 31,.........................................................    219,668     6,000

5.   Subsequent Event

     On January 27, 1998 shareholders approved was granted for a one-for three reverse split of its common stock. In conjunction with the reverse split, the Company has changed its name to Kuala Healthcare, Inc. and will be listed on the Nasdaq Small Cap market under the symbol "KUAL".

     Common share and per share amounts in the financial statements do not reflect the impact of the reverse stock split. If restated for the reverse split, figures in this filing for the six month periods would be as follows:

     Weighted average number of common shares and common share equivalents outstanding:

                                                                                 1997           1996
                                                                                 ----           ----
           As reported
                Basic........................................................ 10,121,849       9,341,797
                Diluted...................................................... 10,604,288       9,887,430

           Split Basis
                Basic........................................................  3,373,949       3,199,885
                Diluted......................................................  3,534,762       3,295,810

     Earnings per common share:

           As reported
                Basic
                   Income (loss) before extraordinary gains................       (.01)         (0.12)
                   Extraordinary gains.....................................        .01            .12
                                                                           -----------    -----------
                         Net income available to common shareholders              0.00           0.00
                                                                           ===========    ===========

                Diluted
                   Income (loss) before extraordinary gains................       (.01)          (.12)
                   Extraordinary gains.....................................        .01            .12
                                                                           -----------    -----------
                         Net income available to common shareholders              0.00            0.00
                                                                           ===========    ============

           Split Basis
                Basic
                   Income (loss) before extraordinary gains................       (.02)          (.34)
                   Extraordinary gains.....................................        .04            .37
                   Preferred dividends.....................................       (.00)          (.03)
                                                                           -----------    -----------
                         Net income available to common shareholders               .02             .00
                                                                           ===========    ============

                Diluted
                   Income (loss) before extraordinary gains................       (.02)          (.33)
                   Extraordinary gains.....................................        .04            .36
                   Preferred dividends.....................................       (.01)          (.03)
                                                                           -----------    -----------
                         Net income available to common shareholders              0.01           0.00
                                                                           ===========    ===========


                                              KUALA HEALTHCARE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended December 31, 1997 Compared with Three Months Ended December 31, 1996

Total revenues were $1,455,000, or 8% lower for 1997 compared with 1996, primarily due to the sale of two facilities whose revenues were included in the prior period and slightly lower occupancy at the existing facilities.

Infusion therapy and other medical services revenues increased by $860,000 or 13%, from $6,724,000 in 1996 to $7,584,000 in 1997.

Personnel costs decreased by $1,759,000, or 20%. The reduction is primarily attributable to the sale of two facilities in June 1997, together with overall reduction in staff in the nursing home division.

Costs of medical and nutritional products sold to patients and other customers increased by $1,129,000 or 38%, from $2,971,000 in 1996 to $4,100,000 in 1997.
As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs were 54% in 1997 and 44% in 1996. The increase in the medical and nutritional product costs as a percentage of sales is primarily attributable to Infu-Tech's increased revenues associated with Ceredase, a high cost drug, a capitation agreement, and margin reductions from operating in a managed care environment.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $468,000 or 20%, primarily as a result of the sale of the two facilities.

Selling, general and administrative costs decreased by $475,000 or 24% as a result of the sale of the two facilities partially offset by increased costs at Infu-Tech.

The provision for uncollectible accounts was 1% of revenues in 1997 and 2% in 1996.

Other income, net of $159,000 resulted from the write-off of accounts payable and the re-evaluation of certain accruals. Other expense of $74,000 in 1996 consisted of amortization of deferred income of $32,000 and an unrealized foreign currency translation gain of $3,000 offset by $115,000 of legal settlements.

Minority interest in earnings of subsidiary of $70,000 in 1997 represents the portion of the net income of Infu- Tech and Bach's Pharmacy Services allocable to minority stockholders.

The provision for income taxes of $115,000 in 1997 and $199,000 in 1996 reflects a full tax charge for Infu- Tech, a 58% owned subsidiary which files its own federal tax return.

The Company has prepaid debt of approximately $300,000 and received a $150,000 credit, which was recorded as an extraordinary gain during the quarter.

The net income available to common shareholders in 1997 was $26,000 or $.00 cents per share compared to a net loss applicable to common shareholders in 1996 of $14,000 or $.00 cents per share.

Six Months ended December 31, 1997 Compared with Six Months Ended December 31, 1996

Total revenues were $3,961,000, or 11% lower for 1997 compared with 1996, primarily due to the sale of two facilities whose revenues were included in the prior period and slightly lower occupancy at the existing facilities.

Infusion therapy and other medical services revenues increased by $1,081,000 or 8%, from $13,505,000 in 1996 to $14,586,000 in 1997.

Personnel costs decreased by $3,554,000, or 20%. The reduction is primarily attributable to the sale of two facilities in June 1997, together with overall reduction in staff in the nursing home division.

Costs of medical and nutritional products sold to patients and other customers increased by $1,651,000 or 27%, from $6,094,000 in 1996 to $7,745,000 in 1997.
As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs were 53% in 1997 and 45% in 1996. The increase in the medical and nutritional product costs as a percentage of sales is primarily attributable to Infu-Tech's increased revenues associated with Ceredase, a high cost drug, a capitation agreement, and margin reductions from operating in a managed care environment.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $794,000 or 16%, primarily as a result of the sale of the two facilities.

Selling, general and administrative costs decreased by $382,000 or 10% as a result of the sale of the two facilities partially offset by increased costs on Infu-Tech.

The provision for uncollectible accounts was 1% of revenues in 1997 and 2% in 1996.

Other income , net, of $490,000 resulted from the write-off of accounts payable and the re-evaluation of certain accruals. Other income, net of $65,000 in 1996 consisted of amortization of deferred income of $32,000 and an unrealized foreign currency translation gain of $80,000 offset by $115,000 of legal settlements.

Minority interest in earnings of subsidiary of $136,000 represents the portion of the net income of Infu-Tech and Bach's Pharmacy Services allocable to minority stockholders. Minority interest in earnings of subsidiary of $231,000 represents the portion of net income of Infu-Tech allocable to minority stockholders.

The provision for income taxes of $227,000 in 1997 and $388,000 in 1996 reflects a full tax charge for Infu- Tech, a 58% owned subsidiary which files its own federal tax return.

The Company has prepaid debt of approximately $300,000 and received a $150,000 credit, which was recorded as an extraordinary gain during the quarter.

The net income available to common shareholders in 1997 was $45,000 or $.00 cents per share compared to net income available to common shareholders in 1996 of $3,000 or $.00 cents per share.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had stockholders' equity of $5,895,000 and total liabilities of $60,850,000. At December 31, 1997 debt amounted to $47,073,000 of which approximately $35,000,000 relates to mortgages on three of the nursing homes.

Debt also includes a mortgage secured by a facility of $2,196,000 due October 1, 1997. This mortgage is being extended while refinancing is completed.

Other debt included SFr 600,425 (approximately $411,000) principal amount of 6% Swiss franc denominated bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $424,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998; $1,213,000 principal amount of 8% notes due 1999; and $3,400,000 principal amount of 6% notes due 2003.

When the Bonds matured on June 27, 1995, SFr 2,900,000 (approximately $2,525,000) principal amount, together with accrued interest of SFr 174,000 (approximately $152,000), was outstanding. Between June 30, 1995 and June 30, 1996, the Company acquired SFr 2,164,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,122,375 and $315,000 plus a SFr 619,500 note maturing in June 1998. As of December 31, 1997 the Company had acquired an additional SFr 110,000 principal amount of bonds (with interest) for $88,500.

The Company's cash and cash equivalents balance decreased from $3,796,000 at June 30, 1997 to $1,034,000 at December 31, 1997. Included in the December 31, 1997 balance is $93,000 held by Infu-Tech. A management and non-competition agreement with Infu-Tech, which, as extended, expires September 30, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) the remainder of the Company.

The Company in total used $460,000 of cash in operating activities.

At December 31, 1997, the balance in net accounts receivable for Infu-Tech was 7% higher than the balance at June 30, 1997. Infu-Tech's net accounts receivable has increased to 106 days sales at December 31, 1997, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to their higher volume of claims.

The Company has no arrangements under which it can make borrowings. At December 31, 1997, the Company had working capital of $612,000. Excluding Infu-Tech, which had working capital of $5,395,000, the Company had a working capital deficit of $4,783,000. Further, at December 31, 1997, Infu-Tech's cash and cash equivalents of $93,000 were $419,000 less than the balance of $512,000 at June 30, 1997.

During the six months ended December 31, 1997, the Company repaid $1,329,000 of debt, redeemed $437,000 of mandatorily redeemable preferred stock and paid preferred stock dividends of $35,000.

While the Company continues to experience cash flow constraints, it continues to use a combination of operating cash flow and realization of assets into cash as a means of meeting ongoing obligations. It has certain assets which can be used for this purpose if needed.

                             KUALA HEALTHCARE, INC.


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

                        None

         Item 5.        Other Information

                        None

         Item 6.        Exhibits and Reports on Form 8-K

                        A. Reports on Form 8-K during the quarter ended
                           December 31, 1997
                           ----------------------------------------------

                              None

                             KUALA HEALTHCARE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Kuala Healthcare, Inc.


Date: February 17, 1998                /S/ JACK ROSEN
-----------------------                --------------
                                       Jack Rosen
                                       Chairman and Director
                                       (Chief Executive Officer)



Date: February 17, 1998                /S/ ALLISON K. ALLEN
------------------------               --------------------
                                       Allison K. Allen
                                       Principal Accounting Officer