Form 10-Q
period 1998-03-31
KUALA HEALTHCARE INC
filed 1998-05-18
CIK 354761

-------------------------------------------------------------------------------


                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                            THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the Quarter Ended March 31, 1998

                                Commission File Number 0-11895

                                    KUALA HEALTHCARE, INC.
                     Formerly named Continental Health Affiliates, Inc.
                    (Exact name of registrant as specified in its charter)


               Delaware                                   22-2362097
      (State of other jurisdiction (I.R.S. Employer Identification Number) incorporation or organization)

                         910 Sylvan Avenue, Englewood Cliffs, NJ 07632
                           (Address of principal executive offices)

                                        (201) 567-4600
                      Registrant's telephone number, including area code




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 14, 1998, the Registrant had outstanding 3,408,000 shares of its $.06 par value Common Stock.

                                    KUALA HEALTHCARE, INC.

                                             Index


Part I - Financial Information:
                                                                            Page
        Item 1

  Consolidated Balance Sheets at March 31, 1998 (Unaudited)
    and June 30, 1997..........................................................3

  Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1998 and 1997............................................. 4

  Consolidated Statements of Operations (Unaudited) for the nine months ended
    March 31, 1998 and 1997....................................................5

  Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 1998 and 1997......................................... 6 - 7

  Notes to Unaudited Consolidated Financial Statements................... 8 - 10

  Item 2

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................11- 14

Part II - Other Information.................................................. 15

  Signatures................................................................. 16



                                       KUALA HEALTHCARE, INC.
                                     Consolidated Balance Sheets
                                       (Dollars in thousands)
                                                                            March 31,    June 30,
                                                                              1998         1997
                                                                           (Unaudited)  (Audited)
                                               ASSETS
Current assets:
  Cash and cash equivalents...............................................$       373 $   3,796
  Patients' funds.........................................................        147       188
  Accounts receivable, net of allowances for uncollectible accounts
    of $3,005 and $4,252..................................................     13,985    13,346
  Inventories.............................................................      2,332     1,861
  Deferred income taxes...................................................        702       702
  Prepaid expenses and other current assets...............................      1,496       803
                                                                          ----------- ---------

      Total current assets................................................     19,035    20,696

Property and equipment, at cost, net of accumulated depreciation
  and amortization of $6,064 and $4,916...................................     47,119    46,991
Goodwill, net of accumulated amortization.................................        128       139
Other assets..............................................................      3,889     3,524
                                                                          -----------  --------

      Total assets........................................................$    70,171  $ 71,350
                                                                          ===========  ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings...................................................$        51  $     105
  Current portion of long term debt.......................................      4,072      5,686
  Income taxes payable....................................................        513        437
  Accounts payable........................................................     10,416      9,696
  Other current liabilities...............................................      4,083      4,260
                                                                          -----------  ---------

      Total current liabilities...........................................     19,135     20,184

Long-term debt, net of current portion ...................................     41,095     41,129
Mandatorily redeemable preferred stock (includes $512 current portion)....      1,334      1,989
                                                                          -----------  ---------

      Total liabilities...................................................     61,564     63,302
                                                                          -----------  ---------

Minority interest in subsidiary   ........................................      2,720      2,424

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.02 par value; $100 liquidation preference; 1,000,000
    shares authorized; 13,884 shares outstanding .........................          1          1
  Series A 11% Convertible Preferred stock $.02 par value, $1,000 liquidation
    preference, 34 shares outstanding.....................................         34         34
  Common stock, $.06 par value; 15,000,000 shares authorized; 3,408,000
    and 3,373,033 shares outstanding .....................................        208        206
  Additional paid-in capital..............................................     23,577     23,401
  Accumulated deficit.....................................................    (17,933)   (18,018)
                                                                          -----------  ---------

      Total stockholders' equity..........................................      5,887      5,624
                                                                          -----------  ---------

      Total liabilities and stockholders' equity..........................$    70,171 $   71,350
                                                                          ===========  =========



                     See accompanying notes to consolidated financial statements



                                         KUALA HEALTHCARE, INC.
                                  Consolidated Statements of Operations
                            (Dollars in thousands, except per share amounts)


                                                                      Three Months Ended March 31,
                                                                         1998             1997
                                                                         ----             ----
                                                                              (Unaudited)
Revenues:
Nursing home services..................................................$    8,799      $  10,159
Infusion therapy and other medical services............................     7,013          6,935
                                                                       ----------      ---------
         Total revenues................................................    15,812         17,094
                                                                       ----------      ---------

  Personnel............................................................     6,855          8,357
  Medical and nutritional product......................................     3,715          3,355
  Health care and lodging..............................................     2,042          2,480
  Selling, general and administrative..................................     1,740          1,680
  Provision for uncollectible accounts.................................     (169)            163
  Depreciation and amortization........................................      407             534
                                                                       ---------       ---------

         Total operating expenses......................................   14,590          16,569
                                                                       ---------       ---------

         Income from operations........................................    1,222            525
Interest and dividend income...........................................       55             14
Interest and other financing costs.....................................   (1,183)        (1,333)
Other income (expense), net............................................       96            236
Minority interest in earnings of subsidiary............................      (77)           (85)
                                                                       ---------       ---------

        Income (loss) before income taxes, extraordinary gains.........      113           (643)

Provision for income taxes.............................................      108            147
                                                                       ---------       --------

        Income (loss) before extraordinary gains.......................        5            (790)
                                                                       ---------       ----------

Extraordinary gains....................................................       --           1,192
                                                                       ---------       ---------

        Net income.....................................................        5             402

Preferred dividends....................................................      (39)            (35)
                                                                       ---------       ---------

         Net income available to common shareholders...................$     (34)      $     367
                                                                       ==========      =========


Income (loss) per share:
    Basic
      Loss before extraordinary gains..................................$    (.01)      $    (.26)
      Extraordinary gains..............................................       --             .37
                                                                       ---------       ---------
         Net income (loss) available to common shareholders............$   (0.01)      $    0.11
                                                                       =========       =========

    Diluted
      Loss before extraordinary items..................................$    (.01)           (.26)
      Extraordinary gains..............................................       --             .37
                                                                       ---------       ---------
         Net income (loss) available to common shareholders............$   (0.01)      $    0.11
                                                                       =========       =========

Basic weighted average number of common shares........................  3,376,409      3,198,958

Diluted weighted average number of common shares......................  3,579,126      3,198,958

                        See accompanying notes to consolidated financial statements



                                          KUALA HEALTHCARE, INC.
                                   Consolidated Statements of Operations
                             (Dollars in thousands, except per share amounts)


                                                                      Nine Months Ended March 31,
                                                                         1998            1997
                                                                         ----            ----
                                                                              (Unaudited)
Revenues:
Nursing home services..................................................$    26,774     $   33,177
Infusion therapy and other medical services............................     21,599         20,439
                                                                       -----------     ----------
         Total revenues................................................     48,373         53,616
                                                                       -----------     ----------

  Personnel............................................................     20,870         25,927
  Medical and nutritional product......................................     11,460          9,449
  Health care and lodging..............................................      6,199          7,431
  Selling, general and administrative..................................      5,023          5,461
  Provision for uncollectible accounts.................................        100            746
  Depreciation and amortization........................................      1,177          1,610
                                                                       -----------     ----------

         Total operating expenses......................................     44,829         50,624
                                                                       -----------     ----------

         Income from operations........................................     3,544           2,992
Interest and dividend income...........................................        87              68
Interest and other financing costs.....................................    (3,734)         (4,492)
Other income (expense), net............................................       586             416
Minority interest in earnings of subsidiary............................      (213)           (316)
                                                                       ---------       ----------

        Income (loss) before income taxes, extraordinary gains.........      270           (1,332)

Provision for income taxes.............................................      335              535
                                                                       ---------       ----------

        Loss from continuing operations before extraordinary gains.....      (65)         (1,867)
                                                                       ----------      ----------

Extraordinary gains....................................................      150            2,367
                                                                       ---------       ----------

         Net income....................................................       85              500

Preferred dividends....................................................      (74)            (130)
                                                                       ---------       ----------

         Net income available to common shareholders...................$      11       $      370
                                                                       =========       ==========

Income (loss) per share:

    Basic
      Loss before extraordinary gains..................................$    (.04)      $     (.65)
      Extraordinary gains..............................................      .04              .77
                                                                       ---------       ----------
         Net income (loss) available to common shareholders............$     .00       $      .12
                                                                       =========       ==========

    Diluted
      Loss before extraordinary gains..................................$    (.04)     $      (.65)
      Extraordinary gains..............................................      .04              .77
                                                                       ---------       ----------
         Net income (loss) available to common shareholders........... $    0.00       $      .12
                                                                       =========       ==========

Basic weighted average number of common shares........................ 3,375,254       3,082,274

Diluted weighted average number of common shares...................... 3,460,669       3,082,274

                        See accompanying notes to consolidated financial statements

                                          KUALA HEALTHCARE, INC.
                                   Consolidated Statements of Cash Flows
                                          (Dollars in thousands)

                                                                     Nine Months Ended March 31,
                                                                        1998            1997
                                                                        ----            ----
                                                                            (Unaudited)
Operating activities:

  Net income.........................................................$        85  $       500

  Adjustments  to  reconcile  net  income  (loss) to net cash used in operating activities:
        Depreciation and amortization expense........................      1,177         1,610
        Warrants issued for services.................................         --            98
        Amortization of deferred financing costs.....................        188           209
        Provision for uncollectible accounts.........................        100           746
        Amortization of deferred income..............................        --            (72)
        (Gain) loss on translation of foreign currency debt..........        (34)         (154)
        Minority interest............................................        213           316
        Increase (decrease) in cash from changes in:
         Patient funds...............................................         41            (4)
         Accounts receivable.........................................       (739)       (3,734)
         Inventories.................................................       (471)          332
         Prepaid expenses and other current assets...................       (693)         (207)
         Other assets................................................       (428)         (612)
         Taxes payable...............................................         76           461
         Accounts payable............................................        720           407
         Other current liabilities...................................       (177)        1,399
         Other liabilities...........................................        --           (16)
                                                                     -----------  -----------

      Net cash provided by operating activities......................         58           87
                                                                     -----------  -----------

Investing activities:
  Investment in Bach Pharmacy .......................................         83         --
  Expenditures for property and equipment............................     (1,201)        (418)
  Acquisition of Universal Home Infusion.............................         --         (608)
                                                                     -----------  -----------

      Net cash used in investing activities..........................      (1,118)       (608)
                                                                     ------------ -----------

Financing activities:
  Conversion of trade payables into notes............................       --            904
  Payment on mandatorily redeemable preferred stock..................       (655)         --
  Payments on debt...................................................     (1,668)      (2,551)
  Net proceeds from exercise of common stock options.................         34           42
  Payment of preferred dividends.....................................        (74)         (83)
                                                                     -----------  -----------

      Net cash (used in ) provided by financing activities...........     (2,363)      (1,688)
                                                                     -----------  -----------
Net (decrease ) increase in cash and cash equivalents................$    (3,423) $    (2,209)
Cash and cash equivalents, beginning of period.......................       3,796       2,900
                                                                     ------------ ------------
Cash and cash equivalents, end of period.............................$       373  $       691
                                                                     ===========  ===========

Supplemental disclosure of cash flow data:
    Interest paid....................................................$     2,251  $     4,145
                                                                     ============ ===========
    Income taxes paid................................................$       105  $        53
                                                                     ===========  ===========

Non cash investing and financing activity:
    Debt to equity conversion........................................$       ---  $     1,824
    Dividend conversion..............................................$       ---  $        47
    Stock issued in connection with investment.......................$       210  $       ---





























                       See accompanying notes to consolidated financial statements

                                    KUALA HEALTHCARE, INC.
                          Notes to Consolidated Financial Statements
                                          (Unaudited)

1.  The Company

    The Company's operations consist primarily of nursing home and assisted living services, infusion therapy and other medical services. Nursing home and assisted senior housing services include the ownership, leasing, operation and management of nursing homes and assisted senior housing facilities. Infusion therapy and other medical services include enteral and other medical services, primarily for patients in nursing homes, and intravenous and other infusion therapies for patients at home and in nursing homes.

    The Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including Medicare and Medicaid reimbursement rates.

    On December 1, 1997, the Company acquired a 75% interest in a limited liability company (LLC) to provide institutional pharmacy services. The minority interest is held by Bach's Drug Store, a Hackettstown, New Jersey Corporation ("Bach's") which contributed its existing business to the LLC. The Company paid $210,000 in Kuala stock to a principal of Bach's in consideration for a four-year employment agreement (at $120,000/year) with the pharmacist of Bach's (the manager of the LLC) and (b) a four-year lease with the shareholders of Bach's to lease the premises (at $18,000/year) where the LLC operates. The Company has guaranteed the employment and lease agreements.

    On January 27, 1998 shareholders approved a one-for-three reverse split of the Company's common stock. In conjunction with the reverse split, the Company has changed its name to Kuala Healthcare, Inc. and will be listed on the Nasdaq Small Cap market under the symbol "KUAL".

    Common share and per share amounts in the financial statements reflect the impact of the reverse stock split in all periods.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. In addition, during the nine months, management reviewed various estimates of certain liabilities and the adequacy of bad debt provisions and recognized a $607,000 benefit in the statements of operations, of which $342,000 was recognized in the current quarter. Furthermore, the Company wrote down the carrying value of its liability for its 6% Swiss franc debt, reflecting unlikelihood of the balance having to be paid. Accordingly, the Company recorded an additional $118,000 adjustment in income.

    Operating results for the nine month period ended March 31, 1998, are not necessarily indicative of the result that may be expected for year end June 30, 1998.

    These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


3.  Cash and Cash Equivalents


    Cash and cash equivalents at March 31, 1998 and June 30, 1997 includes $242,000 and $512,000 respectively, held by Infu-Tech. A management and non-competition agreement between Continental and Infu-Tech, which, as extended, expires September 30, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) Kuala.

    The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

4.  Earnings Per Share

    Options excluded from the computation of diluted earnings per share since such options would not have a diluted effect as the exercise price is above the average market price for the period were as follows:

                                                                1998        1997
                                                                ----        ----

    Options excluded for the three month period ending.......   151,702  716,767
    March 31,

    Options excluded for the nine month period ending
    March 31,...............................................    313,847  716,767


5.  Accounting Pronouncements

    On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). This statement requires that the costs of start-up activities, including organization costs be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will have to implement SOP 98-5 in its financial statements for the fiscal year ending June 30, 2000.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31,1998 Compared with Three Months Ended March 31, 1997

Total revenues were $1,282,000, or 8% lower for 1998 compared with 1997, primarily due to the sale of two facilities whose revenues were included in the prior period and slightly lower occupancy at the existing facilities.

Infusion therapy and other medical services revenues increased by $78,000 or 1%, from $6,935,000 in 1997 to $7,013,000 in 1998, primarily due to the inclusion of Bach's pharmacy in 1998 offset by decreased revenues at Infu-Tech.

Personnel costs decreased by $1,502,000, or 18%. The reduction is primarily attributable to the sale of two facilities in June 1997, together with overall reduction in staff in the nursing home division.

Costs of medical and nutritional products sold to patients and other customers increased by $360,000 or 11%, from $3,355,000 in 1997 to $3,715,000 in 1998. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs were 53% in 1998 and 48% in 1997. The increase in the medical and nutritional product costs as a percentage of sales is primarily attributable to Infu-Tech's increased revenues associated with Ceredase, a high cost drug, and margin reductions from operating in a managed care environment.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $438,000 or 18%, primarily as a result of the sale of the two facilities.

Selling, general and administrative costs increased by $60,000 or 4% as a result of increased legal fees partially offset by savings due to the sale of the two facilities.

Following a focused effort to collect old receivables, there was a review of the existing allowance. As a result of the review, the company determined that the existing allowance at March 31, 1998 exceeded anticipated collections and reduced the allowance by $342,000.

Other income, net, of $96,000 resulted from the write down of the carrying value of certain liabilities of $62,000 and an unrealized foreign currency translation gain of $34,000. Other income, net of $236,000 in 1997 consisted of the re-evaluation of accruals of $162,000 and an unrealized foreign currency translation gain of $74,000.

Minority interest in earnings of subsidiary of $77,000 in 1998 represents the portion of the net income of Infu-Tech and Bach's Pharmacy Services allocable to minority stockholders.

The provision for income taxes of $108,000 in 1998 and $147,000 in 1997 reflects a full tax charge for Infu- Tech, a 58% owned subsidiary which files its own federal tax return.

In March 1997, the Company agreed to convert certain liabilities into Common Stock of the Company. The transaction resulted in an increase to shareholders equity of $2,542,000 of which $1,192,000 is reflected as an extraordinary gain for the three months ended March 31, 1997.

The net loss applicable to common shareholders in 1998 was $34,000 or $.01 per share compared to a net income available to common shareholders in 1997 of $367,000 or $.11 per share.

Nine Months ended March 31, 1998 Compared with Nine Months Ended March 31, 1997

Total revenues were $5,243,000, or 10% lower for 1998 compared with 1997, primarily due to the sale of two facilities whose revenues were included in the prior period and slightly lower occupancy at the existing facilities.

Infusion therapy and other medical services revenues increased by $1,160,000 or 6%, from $20,439,000 in 1997 to $21,599,000 in 1998 primarily due to the inclusion of Bach's Pharmacy Services in 1998.

Personnel costs decreased by $5,057,000, or 20%. The reduction is primarily attributable to the sale of two facilities in June 1997, together with overall reduction in staff in the nursing home division.

Costs of medical and nutritional products sold to patients and other customers increased by $2,011,000 or 21%, from $9,449,000 in 1997 to $11,460,000 in 1998.
As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs were 53% in 1998 and 46% in 1997. The increase in the medical and nutritional product costs as a percentage of sales is primarily attributable to the inclusion of Bach's Pharmacy Services and Infu-Tech's increased revenues associated with Ceredase, a high cost drug, a capitation agreement, and margin reductions from operating in a managed care environment.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $1,232,000 or 17%, primarily as a result of the sale of the two facilities.

Selling, general and administrative costs decreased by $438,000 or 8% as a result of the sale of the two facilities partially offset by increased legal fees.

Following a focused effort to collect old receivables, there was a review of the existing allowance. As a result of the review, the company determined that the existing allowance at March 31, 1998 exceeded anticipated collections and reduced the allowance by $607,000.

Other income , net, of $586,000 resulted from the write-off of accounts payable of $460,000, the re-evaluation of certain liabilities of $98,000 and an unrealized foreign currency translation gain of $34,000. Other income, net of $416,000 in 1997 primarily consisted of an unrealized foreign currency translation gain of $154,000; amortization of $72,000 of a $628,000 payment received by the Company in 1992 as consideration not to provide nursing services in California, Arizona or Tennessee for a period of five years and the re-evaluation of accruals.

Minority interest in earnings of subsidiary of $213,000 in 1998 represents the portion of the net income of Infu-Tech and Bach's Pharmacy Services allocable to minority stockholders. Minority interest in earnings of subsidiary of $316,000 in 1997 represents the portion of net income of Infu-Tech allocable to minority stockholders.

The provision for income taxes of $335,000 in 1998 and $535,000 in 1997 reflects a full tax charge for Infu- Tech, a 58% owned subsidiary which files its own federal tax return.

In March 1997, the Company agreed to convert certain liabilities into Common Stock of the Company. The transaction resulted in an increase to shareholders equity of $2,542,000 of which $1,192,000 is reflected as an extraordinary gain during the three months ended March 31, 1997.

The net income available to common shareholders in 1998 was $11,000 or $.00 per share compared to net income available to common shareholders in 1997 of $370,000 or $.12 per share.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had stockholders' equity of $5,887,000 and total liabilities of $61,566,000. At March 31, 1998 debt amounted to $46,501,000 of which approximately $35,000,000 relates to mortgages on three of the nursing homes.

Debt also includes a mortgage secured by a facility of $2,196,000 due October 1, 1997. This mortgage has been extended while refinancing is completed.

Other debt included SFr 582,030 (approximately $382,000) carrying value of the principal amount of 6% Swiss franc denominated bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $407,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998; $1,213,000 principal amount of 8% notes due 1999; and $3,400,000 principal amount of 6% notes due 2003.

When the Bonds matured on June 27, 1995, SFr 2,900,000 (approximately $2,525,000) principal amount, together with accrued interest of SFr 174,000 (approximately $152,000), was outstanding. Between June 30, 1995 and June 30, 1996, the Company acquired SFr 2,164,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,122,375 and $315,000 plus a SFr 619,500 note maturing in June 1998. As of December 31, 1997 the Company had acquired an additional SFr 110,000 principal amount of bonds (with interest) for $88,500. Reflective of management's view that it is unlikely the entire principle amount of the Swiss Francs balance will be presented for payment,since approximately three years have elapsed, the Company wrote down this liability by approximately one-third in fiscal 1998. As a result, $118,000 of additional income was recorded in the nine months ending March 31, 1998, $94,000 of which was recorded in the current quarter.

The Company's cash and cash equivalents balance decreased from $3,796,000 at June 30, 1997 to $373,000 at March 31, 1998. Included in the March 31, 1998 balance is $242,000 held by Infu-Tech. A management and non-competition agreement with Infu-Tech, which, as extended, expires September 30, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) the remainder of the Company.

Net cash of $58,000 was provided by operating activities.

At March 31, 1998, the balance in net accounts receivable for Infu-Tech was 5% higher than the balance at June 30, 1997 attributed to higher revenues. Infu-Tech's net accounts receivable has increased from 102 days sales at June 30, 1997 to 105 days sales at March 31, 1998, primarily as a result of continued slow payments from Medicare and managed care companies. Medicare payments have been delayed due to changes in reimbursement policies, while managed care companies have experienced delays in processing payments due to their higher volume of claims.

The Company has no arrangements under which it can make borrowings. At March 31, 1998, the Company had a working capital deficit of $100,000. In addition, the Company was required to pay $512,000 to redeem preferred stock. Excluding Infu-Tech, which had working capital of $5,251,000, the Company had a working capital deficit of $5,351,000. Further, at March 31, 1998, Infu-Tech's cash and cash equivalents of $242,000 were $270,000 less than the balance of $512,000 at June 30, 1997.

During the nine months ended March 31, 1998, the Company repaid $1,668,000 of debt, redeemed $655,000 of mandatorily redeemable preferred stock and paid preferred stock dividends of $74,000.

While the Company continues to experience cash flow constraints, it continues to use the sale of assets as a means of meeting ongoing obligations. It has certain assets which can be used for this purpose if needed.

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

                   None

        Item 3.    Defaults Upon Senior Securities

                   None

        Item 4.    Submission of Matters to Vote of Security Holders

                   On January 27, 1998 shareholders approved a one-for-three reverse split of the Company's common stock. In conjunction with the reverse split, the Company has changed its name to Kuala Healthcare, Inc. and will be listed on the Nasdaq Small Cap market under the symbol "KUAL".

                   The number of shares of common stock of the Corporation which were voted for nominees for election to the Board of Directors were as follows:

                             Nominee                Number of Shares
                             -------                ----------------
                         Joseph M. Giglio              9,919,785
                         Israel Ingberman              9,919,785
                         Jack Rosen                    9,915,003
                         Joseph Rosen                  9,919,585
                         Bruce Slovin                  9,919,785
                         Carl D. Glickman              9,919,785

                    No shares were voted for anyone else.

        Item 5.    Other Information

                   None

        Item 6.    Exhibits and Reports on Form 8-K

                   A.Reports on Form 8-K during the quarter ended March 31, 1998
                   -------------------------------------------------------------

                         None

                                    KUALA HEALTHCARE, INC.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Kuala Healthcare, Inc.


Date: May 15, 1998                            /S/ JACK ROSEN
      ----------------------------------      --------------
                                              Jack Rosen
                                              Chairman and Director
                                              (Chief Executive Officer)



Date: May 15, 1998                            /S/ ISRAEL INGBERMAN
      ----------------------------------      --------------------
                                              Israel Ingberman
                                              Secretary, Treasurer and Director



Date: May 15, 1998                            /S/ ALLISON K. ALLEN
      ----------------------------------      --------------------
                                              Allison K. Allen
                                              Principal Accounting Officer