Form 10-K
period 1998-06-30
KUALA HEALTHCARE INC
filed 1998-10-21
CIK 354761

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998.

Commission file number: 0-11895

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.06

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES      NO  X
                                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 23, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $17,598,098.

As of September 23, 1998, 3,409,732 shares of the registrant's common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
       Portions of definitive proxy statement to be filed not later than
                               October 29, 1998

------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Part I

                                                                                   Page

             Item 1.    Business................................................   3 - 12
             Item 2.    Properties..............................................    12
             Item 3.    Legal Proceedings.......................................    12
             Item 4.    Submission of Matters to a Vote of Security Holders.....    12


Part II

             Item 5.    Market Information......................................    13
             Item 6.    Selected Consolidated Financial Data....................    14
             Item 7.    Management's Discussion and Analysis of Consolidated
                        Financial Condition and Results of Operations...........  15 - 19
             Item 8.    Consolidated Financial Statements and Supplementary Data    20
             Item 9.    Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosures....................    20


Part III          ..............................................................    21


Part IV

             Item 14.   Exhibits, Consolidated Financial Statements, Financial
                        Statement Schedules, and Reports on Form 8-K............    22


Signatures     ................................................................. Last Page

                                    PART I

Item 1.   Business.

General

         Kuala Healthcare, Inc. ("KUAL") and, together with its subsidiaries, the ("Company") provides a variety of non-hospital based health care services to patients. These alternate-site health care services include long term care and residential health care facilities, home infusion therapy (including enteral and parenteral nutrition and intravenous therapies) and provision of medical products and services, including infusion therapy, to patients in long term care facilities. The Company has also commenced development of three assisted living projects in New Jersey totaling 320 units. It is focused on developing, acquiring and operating assisted living facilities and other forms of senior housing primarily in the northeastern United States, and possibly in some mid-Atlantic and southeastern states. The Company is in the process of disposing of at least some of the assets it has been using in its historical businesses, including some or all of its skilled nursing facilities and, possibly some or all of its stock of Infu-Tech, Inc., a 58% owned publicly traded company through which the Company conducts its home infusion therapy and related businesses. It will use the net proceeds of these asset sales (after payment of related debt) to develop and acquire assisted living facilities.

         On January 27, 1998, the Company effected a one-for-three reverse split of its common stock. In conjunction with the reverse split, the Company (formerly known as Continental Health Affiliates, Inc.) changed its name to Kuala Healthcare, Inc. Its common stock is listed on the Nasdaq Small Cap Market under the symbol "KUAL". Effective August 10, 1998 the Board of Governors of the Federal Reserve System has included KUAL common stock as qualifying for margin status.

         Common share and per share amounts in the financial statements reflect the impact of the reverse stock split in all periods.

         In November 1995, the Company changed its fiscal year to end on June 30 of each year from December 31. Therefore, unless otherwise noted, references to a year are to the fiscal year ending June 30.

New Developments

         In December 1997, the Company acquired a 75% interest in a limited liability company (L.L.C.) to provide institutional pharmacy services. The minority interest is held by Bach's Drug Store, a New Jersey Corporation ("Bach's"), based in Hackettstown, which contributed its existing business to the L.L.C.. The Company paid $210,000 in common stock to a principal of Bach's in consideration for (a) the 75% interest in the L.L.C., (b) a four-year employment agreement (at $120,000/year) with the pharmacist of Bach's (the manager of the L.L.C.) and (c) a four-year lease with the shareholders of Bach's to lease the premises (at $18,000/year) where the L.L.C. operates.
The Company has guaranteed the employment and lease agreements.

         In September 1998, the Company signed a non-binding letter of intent with Care One, L.L.C., a privately held New Jersey based long term care company, to sell Care One a 49% stake in its five nursing homes (with an option to purchase the other 51%) and a 100% interest in the Company's institutional pharmacy business. Furthermore an assisted living joint venture will be formed with the Company initially contributing its 120 unit project based in Norwood, New Jersey. The Company would receive approximately $15 million in cash for its 49% stake in its nursing homes and the

Company's institutional pharmacy business. The Company would also receive $2 million for the 49% stake in the assisted living venture with Care One L.L.C..

Nursing Homes

         As of June 30, 1998, the Company was operating or managing five nursing homes with approximately 800 beds. Typically, the Company provides lodging, meals and nursing assistance to residents of its nursing homes for a per diem charge and provides limited additional treatment for additional charges.

         The following table provides information about the nursing homes the Company was operating (as owner or as lessee) or managing as of July 1, 1998.

                                                    Average Occupancy Percentage
                                                         Years Ended June 30,
                                        Number      --------------------------
         Location                       of Beds     1996       1997       1998
         --------                       -------     ----       ----       ----
Nursing Homes Being Operated:
Cedar Grove, NJ ...................       180        95%        91%        90%
Cape May Courthouse, NJ ...........       116        97%        96%        97%
Philadelphia, PA ..................       135        95%        93%        92%
West Orange, NJ ...................       131        94%        93%        92%
Nursing Homes Being Managed:
Norwood, NJ (Heritage)
   Skilled ........................       180        98%        94%        94%
   Residential Care ...............        66       100%        93%       100%

         As of June 30, 1998, the Company owned the nursing homes in Philadelphia, Cedar Grove, West Orange and the real property of the long term and residential care facility located in Norwood, New Jersey (the "Heritage Facility"). The Company leases the nursing home in Cape May Courthouse.

         The Company leases the Heritage Facility to Senior Care Foundation, Inc. ("SCF"), a not for profit corporation, for twenty-five years at a rental of $2.4 million per year. The Company manages the Heritage Facility and receives a management fee of 5% of the gross revenues of the Heritage Facility (after the payment of rent to the Company). The operations of Heritage are included in the consolidated financial statements from October 31, 1995, which was when the Company purchased the real property of the Heritage facility.

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

         Infu-Tech is organized into three units. The Intravenous Infusion Unit provides a broad range of home, ambulatory and subacute infusion therapy services, including intravenous total parenteral nutrition therapy, antibiotic therapy, enteral nutrition therapy, chemotherapy, chronic pain management therapy, hydration therapy and a variety of other therapies. The Contract Services Unit provides medical products and services, including enteral nutrition therapy, intravenous infusion therapy, urological products and wound care products, to residents in long term care facilities. Infu-Tech's Disease Management Unit continues to focus on developing comprehensive preventive treatment programs for patients with chronic conditions, such as asthma, diabetes, congestive heart failure and sickle cell.

         Infu-Tech's sales and marketing efforts are primarily directed towards Managed Care. Infu- Tech has over 65 agreements with Managed Care companies covering over 19 million members to provide infusion therapy and other home health services. The agreements with Managed Care companies vary from preferred provider relationships to being one of several providers. Reimbursement is generally on a per diem basis.

         Infu-Tech's continued marketing efforts directed at managed care companies bring significant opportunity to drive new programs like Disease Management through existing relationships.

         In 1998, Infu-Tech renewed its non-exclusive distribution agreement with Genzyme Corporation for Ceredase(R) enzyme and Cerezyme(TM), which are the only products approved by the FDA as therapy for patients with Gaucher's disease. Genzyme estimates that there are between 2,000 and 2,500 Gaucher patients in the United States who require treatment with those drugs. Cost of the therapy normally ranges from approximately $150,000 to $250,000 per year per patient.

         The following table sets forth the percentages of Infu-Tech's revenues, by service unit, from the various therapies, products and services.

                                 Year ended                         Year ended                          Year ended
                                June 30, 1996                      June 30, 1997                       June 30, 1998
                      ---------------------------------  ----------------------------------  ----------------------------------
                      Intravenous  Contract      Total   Intravenous  Contract      Total    Intravenous  Contract       Total
                        Infusion   Services    Revenues    Infusion   Services     Revenues    Infusion   Services     Revenues
                        --------   --------    --------    --------   --------     --------    --------   --------     --------
Enteral Nutrition          3%         72%         20%          3%         71%         20%          4%         77%         19%
Antibiotic                30%          --         23%         27%          --         20%         19%          --         15%
TPN                        7%          --          5%          5%          --          4%          6%          --          4%
Orthotics                  --          1%          --          --          --          --          --          --        --
Immune Globulin            8%          --          6%         10%          --          7%          9%          --          7%
Ceredase/Cerezyme         27%          --         20%         32%          --         24%         41%          --         33%
Wound Care                 --          2%          1%          --          1%          --          --          --        --
Other                     25%         25%         25%         23%         28%         25%         21%         23%         22%
                        --------   --------    --------    --------   --------     --------    --------   --------     --------
                         100%        100%        100%        100%        100%        100%        100%        100%        100%
                        ========   ========    ========    ========   ========     ========    ========   ========     ========


Overview of the Home Health Care Industry

         One of the major factors contributing to the rapid growth of home health care has been the use of alternate site health care to contain the rising costs of health care. Consumers of all types, including governmental bodies, managed care organizations, insurance companies and private payors are recognizing the savings that can be realized by offering care in the home as opposed to institutional settings. In addition, an aging population and patients' preferences for receiving health care in the comfort of the home, combined with advances in medical technology making the delivery of sophisticated treatments in the home a reality, are all contributing to the continued growth of the home health care industry.

         Managed care organizations are becoming important players in the home health market and have exerted pricing pressure on the providers of home health care services. Such pressure has negatively impacted the profit margins of home health care producers. In addition, as the managed care organizations continue to grow, they may show a preference to deal only with those home health care service providers who can offer a comprehensive range of services throughout such managed care organizations' area of operations. In response, what once was a very fragmented industry is undergoing a wave of consolidation.

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

         Until late 1990, a large majority of the products and services the Company provided to residents of long term care facilities involved enteral nutrition therapy. Beginning in late 1990, the Company began marketing other products to residents of long term care facilities in circumstances in which these products are eligible for reimbursement under Medicare and other programs. These include, in addition to enteral feeding, parenteral feeding, medical/surgical products, wound care products, urological products and other supplies.

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

         Orders for products and services are processed through the customer service department at Infu-Tech's corporate offices in Englewood Cliffs and shipped from its Moonachie, New Jersey warehouse. Infu-Tech primarily uses its own trucks for local (New York-New Jersey) deliveries and common carriers for deliveries outside the local area.

Other Activities

         A wholly owned subsidiary of the Company has a non-exclusive distribution agreement with Eli Lilly Export S.A. to market, sell and distribute Lilly's pharmaceuticals in Russia. During 1998 the Company's total sales approximated $660,000 under its arrangement with Lilly.

Reimbursement For Services

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

         Most of Infu-Tech's contract services revenues result from Medicare reimbursement. Infu- Tech has more than thirteen years' experience in billing Medicare. Medicare provides reimbursement for 80% of the amounts shown on fee schedules it has developed. The remaining 20% co-insurance portion is not paid by Medicare, although in most cases, Medicaid reimburses the remaining 20% for "medically indigent" patients. In other cases, Infu-Tech bills other third party payors or patients responsible for co-insurance reimbursement. Infu-Tech often has difficulty collecting the 20% co-insurance portion of charges for Medicare-eligible items, particularly when there is no third party reimbursement and these sums must be collected directly from patients. Inability to collect the 20% co-insurance portion of bills is the principal reason for Infu-Tech's provision for uncollectible accounts.

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

         The following table details the sources of payments to Infu-Tech during the twelve months ended June 30, 1998:

                             Home                Contract               Total
                           Infusion              Services             Revenues
                           --------              --------             --------

Medicare.................       3%                   88%                  20%
Private Pay..............      91%                   12%                  75%
Medicaid.................       6%                   -                     5%
                         ---------              --------                -----
                              100%                  100%                 100%
                         =========                  ====                 ====
Sales and Marketing

         The Company's nursing homes have historically been marketed to doctors, hospitals and social services agencies in the areas in which they are located, and directly to patients' families. Recently, they have increasingly been marketed to health maintenance organizations, preferred provider organizations and managed care systems. Each nursing home has an admissions staff which interviews the family, makes financial arrangements and coordinates the admission of the new resident.

         Infu-Tech's principal sources of patient referrals are health maintenance organizations, physicians, hospital discharge planners, other hospital officials, nursing homes, insurance companies and other managed care systems. Infu-Tech's products and services are marketed through its sales force and clinicians. Infu-Tech's sales force is responsible for establishing and maintaining referral sources. At June 30, 1998, the sales force included 3 full time sales employees and approximately 6 sales and service representatives, who report to their respective regional managers. Sales employees receive a base salary plus commissions based on revenues. Infu-Tech conducts regular sales training programs, intended to enable its sales force to generate more revenue from current and new sources of patient referrals and to assist them in targeting and developing new revenue sources.

         The "Infu-Tech" trademark is registered and is established in the areas in which Infu-Tech does business.

Suppliers

         The Company purchases supplies, drugs and other materials and leases equipment from many suppliers. The Company has generally not experienced difficulty in purchasing supplies or leasing equipment. The Company believes there are alternative sources for virtually all the supplies and equipment it requires, other than Ceredase(Registered) enzyme and Cerezyme(Trademark), which are available only from one supplier, Genzyme Corp. The Company has a distribution agreement with Genzyme which automatically renews for one year terms unless cancelled at the end of a term on 90 days prior notice.
The agreement may also be terminated at any time on 60 days' notice.

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

Competition

         The Company's long-term care and prospective assisted living facilities compete or will compete with other facilities in the areas in which they are located, as well as, to a limited extent, hospitals and home health care providers. Competition is based primarily on location and quality of the facilities and price.

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

Government Regulation

         Most states require that a certificate of need be obtained prior to establishing or expanding, a nursing home. However, only a minority of states, inclusive of New Jersey, require obtaining a certificate of need for establishing an assisted living facility. Some states also require governmental approval prior to the acquisition of a nursing home or assisted living facility by a new owner. While the need for certificates of need and approval to acquire facilities could affect the Company in specific instances, the Company does not believe they would significantly impede any efforts the Company might make to expand its overall long term care and assisted living activities. A few states, most notably New York, make it very difficult for nursing homes to be owned by corporations. This could prevent the Company from acquiring or building nursing homes in those states.

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

         There are Federal laws which generally prohibit any remuneration in return for the referral of Medicare or Medicaid patients, and prohibit the referral of any Medicare or Medicaid patient by a health care practitioner to a provider in which the practitioner has an ownership or financial interest. In addition, the Federal government and several states in which Infu-Tech operates have laws that prohibit financial arrangements, certain direct or indirect payments or fee-splitting arrangements between health care providers. Infu-Tech maintains an internal regulatory compliance review program and uses in house counsel to monitor compliance with all such laws and regulations. Increased attention has been paid recently to enforcement of these laws and regulations. Possible sanctions for failure to comply with these laws and regulations include exclusion from the government programs, loss of license and civil and criminal penalties.

Executive Officers of the Company

         The following is a list of the executive officers of the Company as of June 30, 1998, together with a brief description of the business experience of the last five years of the officers who are not directors. A brief description of the business experience of officers who are directors is included in Item 10, "Directors."

    Name                                 Office                           Age
    ----                                 ------                           ---
Jack Rosen            Chairman, President and Director                    52
Joseph Rosen          Vice President, Assistant Secretary and             47
                      Director
Roy Smolarz           Executive Vice President and General                47
                      Counsel
Israel Ingberman      Secretary, Treasurer and Director                   52

         Roy Smolarz became Executive Vice President and General Counsel of the Company and of Infu-Tech in March 1998. From December 1992 until March 1998, he was affiliated with Coopers & Lybrand, a public accounting and financial services firm and was a managing director of Coopers & Lybrand Securities LLC. For more than seven years prior to that, he was a corporate vice president and corporate counsel of Paine Webber Incorporated, an investment banking firm. He is a member of the New York and New Jersey Bars and is a Certified Public Accountant.


Employees

         At June 30, 1998, the Company had approximately 950 employees. These employees include 142 full-time management, marketing, technical-professional and clerical personnel. Additionally, the Company's five nursing homes were staffed by approximately 131 full-time management, marketing, technical-professional and clerical personnel, approximately 194 registered or practical nurses and 458 other employees, for a total of approximately 800 people. All of the Company's nursing homes have collective bargaining agreements. The Company believes its relations with its employees are generally satisfactory. As of June 30, 1998, Infu-Tech had approximately 128 employees. Of these employees, two were in executive capacities (in addition to executives of Kuala who rendered services to Infu- Tech), approximately 9 were in sales or service capacities, approximately 57 were in clinical or pharmaceutical capacities and the remainder were administrative or distribution personnel. Infu-Tech's employees are not currently represented by a labor union or other labor organization. Infu-Tech believes that its employee relations are good.

Item 2.        Description of Properties.

         As of June 30, 1998, the Company owned a nursing home in Philadelphia, Pennsylvania. It also owned the nursing homes in Cedar Grove and West Orange, New Jersey and the real property of the long term and residential care facility located in Norwood, New Jersey (The "Heritage Facility"). (See
Item 1, "Business -- Nursing Homes.") The Company leases the nursing home in Cape May Courthouse, New Jersey.

         The Company maintains corporate offices in Englewood Cliffs, New Jersey and it leases five branch offices for Infu-Tech's branch operations. Offices provide a home base for sales personnel, clinicians and administrative and technical personnel, as well as storage for excess equipment and supplies. In addition, Infu-Tech maintains a central pharmacy and a warehouse in Moonachie, New Jersey and pharmacies and ambulatory infusion suites in Memphis, Tennessee, Boston, Massachusetts, Philadelphia, Pennsylvania and Fort Lauderdale, Florida. The lease payments for the five branch offices, the central pharmacy, the Memphis, Boston, Philadelphia and Fort Lauderdale pharmacies, the infusion suites and the warehouse total $35,874 per month, payable to unrelated parties. The Company pays rent of $27,720 per month for corporate office space. In communities which cannot be serviced from an Infu-Tech office, staffing and administration is handled by a representative residing in the area. The Company believes its facilities are adequate for its current needs.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

         One matter was submitted to a vote of security holders during the year ended June 30, 1998. At the Annual Meeting of Stockholders on January 26, 1998, the security holders voted upon an amendment to the Company's to the Certificate of Incorporation which changed (i) the name of the Company to "Kuala Healthcare, Inc." (ii) changed the par value of the common stock from $.02 per share to $.06 per share, (iii) combined the shares of common stock so that each three shares became one share.

                                    PART II

Item 5.        Market for the Registrant's Common
               Stock and Related Security Holder Matters.

         The Company's shares are listed on the Nasdaq Small Cap Market. The Company's shares became marginable as of August 10, 1998, pursuant to the Board of Governors of the Federal Reserve System Listing.

         According to the National Quotation Bureau, Inc. the high bid and low bid prices of the common stock during each calendar quarter during 1996, 1997 and June 30, 1998 were as follows:
(All prices reflect the one-for-three reverse split)

                                            High               Low
                                            Bid                Bid
                                            ---                ---

         1996:
         First Quarter                      4 1/8              3 3/16
         Second Quarter                     6 3/16             3
         Third Quarter                      7 1/2              3 9/16
         Fourth Quarter                     6 3/8              4 7/8

         1997:
         First Quarter                     11 7/16             7 1/2
         Second Quarter                     9 3/16             7 1/2
         Third Quarter                      9 3/8              6
         Fourth Quarter                     9 3/16             5 5/8

         1998:
         First Quarter                      8 7/16             4 5/8
         Second Quarter                     9 1/8              6 1/4

         The Company has not declared any cash dividends on its Common Stock since the Common Stock was initially sold to the public in 1983, and the Company has no current plans to declare any dividends on its Common Stock.

         Dividends on the Company's 5% Exchangeable Preferred Stock are cumulative and are payable semi-annually on January 27 and July 27 at the rate of $5 per share per year, when and as declared by the Company's Board of Directors. The dividends on the 13,884 outstanding shares of 5% Exchangeable Preferred Stock total less than $70,000 per year. Under Delaware law, the Company is only permitted to pay dividends out of accumulated surplus or the current or prior year's net profits. At June 30, 1998, the Company had a surplus of $2,716,000 and during the twelve months ended June 30, 1998, it had a net loss of ($3,080,000).

         At September 23, 1998 there were 254 holders of record of the Company's Common Stock.

set r m 132
Item 6.        Selected Financial Data.

         The following table sets forth selected financial data of the Company and should be read in conjunction with the audited consolidated financial statements for the years ended June 30, 1998, 1997, 1996, the six months ended June 30, 1995 and for the year ended December 31, 1994, and the related notes included elsewhere in this Report:

                                                                                             Six Months     Years Ended
                                                           Years Ended June 30,             Ended June 30,  December 31,
                                                     --------------------------------       --------------  ----------
                                                       1998          1997          1996          1995          1994
                                                     --------      --------      --------      --------      --------
                                                                                (In thousands, except per share amounts)

Revenues .......................................     $ 63,926      $ 70,694      $ 69,880      $ 28,724      $ 54,378
                                                     --------      --------      --------      --------      --------
Income (loss) from operations ..................        1,262         3,007         4,116          (924)         (917)
Interest and dividend income ...................          225           104           221           183            98
Interest and other financing costs .............        4,904        (6,343)       (4,044)         (632)       (1,481)
Other income, net ..............................          746           541           550           458           877
Minority interest ..............................         (154)         (395)         (494)          353           375
                                                     --------      --------      --------      --------      --------
Income (loss) before income taxes ..............       (2,825)     $ (3,086)          349           562        (1,048)
Provision (benefit) for income taxes ...........          149           662           270          --            (341)
                                                     --------      --------      --------      --------      --------
Income (loss)before extraordinary items ........       (2,974)       (3,748)           79          (562)         (707)
Extraordinary items (a) ........................         (106)        5,191           777          --           1,058
                                                     --------      --------      --------      --------      --------
Net income (loss) ..............................       (3,080)        1,443           856          (562)          351
Preferred Dividends ............................         (114)         (130)          (70)          (35)          (69)
                                                     --------      --------      --------      --------      --------
Net income (loss) available to common
     shareholders ..............................     $ (3,194)     $  1,313      $    786      $   (597)     $   (282)
                                                     ========      ========      ========      ========      ========
Earnings (loss) per share:
Basic:

   Earnings (loss) before extraordinary items ..     $   (.92)     $  (1.15)     $     --      $   (.08)     $   (.09)
   Extraordinary items .........................     $   (.03)     $   1.54      $    .28      $     --      $    .13
                                                     --------      --------      --------      --------      --------
Basic Earnings (loss) per share(1)..............     $   (.95)     $    .39      $    .28      $   (.08)     $    .04
                                                     ========      ========      ========      ========      ========
  Diluted:
   Earnings (loss) before extraordinary items...     $   (.92)     $  (1.15)     $     --      $   (.08)     $   (.09)
                                                     --------      --------      --------      --------      --------
   Extraordinary items..........................     $   (.03)     $   1.54      $    .28      $     --      $    .13
                                                     --------      --------      --------      --------      --------
Diluted Earnings (loss) per share(2)............     $   (.95)     $    .39      $    .28      $   (.08)     $    .04
                                                     --------      --------      --------      --------      --------






                                                                                Six Months     Years Ended
                                                Years Ended June 30,           Ended June 30,  December 31,
                                          ------------------------------       --------------  ------------
BALANCE SHEET DATA                          1998           1997        1996         1995           1994
                                          ---------------------------------------------------------------
                                                                      (In thousands)
---------------------------------------------------------------------------------------------------------
Working capital (deficit) ...........     $ (1,300)     $    512     $     45     $ (6,060)     $ (4,392)
Total assets ........................       66,517        71,350       75,572       29,675        30,485
Total liabilities and deferred income       61,223        61,313       67,847       28,119        27,980
Minority interest ...................        2,578         2,424        2,029        1,524         1,877
Mandatorily redeemable preferred
 stock ..............................        1,114         1,989        3,500         --            --
Stockholders' equity ................        2,716         5,624        2,196           32           628


(a)In 1998 includes net gains on extinguishment of debt and loss on sale of a medical facility in West Orange, NJ. In 1997 includes net gains on sale of land, two nursing homes and an exchange of the Company's common stock at a lesser amount than the recorded liability.

(1)Based on 3,375,661, 3,381,068 and 2,806,119 shares outstanding in June 30,
1998, 1997 and 1996. Share amounts for 1997 and 1996 are restated.

(2)Based on 3,375,661, 3,385,746 and 2,816,400 shares outstanding in June 30,
1998, 1997 and 1996. Share amounts for 1997 and 1996 are restated.

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

Results of Operations

Twelve Months Ended June 30, 1998 Compared with Twelve Months Ended June 30,
1997

         Total revenues of $63,926,000 were $6,768,000 or 9% lower in the 1998 period compared to the same period of the prior year. The reduction in revenue from the prior period was primarily attributable to the sale of two facilities, Oceanside Convalescent Center, Atlantic City, New Jersey as well as King David Center in West Palm Beach, Florida. It also reflected a reduction of $500,000 in anticipated medicare receipts in order to more reasonably estimate the balance in consideration of the current reimbursement environment.

         Infusion therapy and other medical services revenues increased by $2,271,000 or 8%, from $26,661,000 in 1997 to $28,932,000 in 1998, primarily due to a $1,410,000, or 7% increase in home infusion division revenues and revenues from the Company's majority interest in Bach's institutional pharmacy, acquired in December, 1997. This increase in revenues is offset by decreased therapy days and lower pricing on sales through managed care organizations.

         Personnel costs decreased by $6,344,000 or 12% for the current twelve months. This decrease is primarily attributed to the sale of the two nursing facilities previously mentioned, partially offset by a bonus payable of $642,000 and $108,000 by Infu-Tech to the Company's Chairman of the Board and President (who also is the Chairman of the Board and President of Infu-Tech, Inc.), under bonus arrangements tied to increases in the price of the Company's and Infu-Tech's stock. This decrease also reflected normal cost of living increases.

         Costs of medical and nutritional products sold to patients and other customers increased by $2,808,000 or 21%, from $13,224,000 in 1997 to $16,032,000 in 1998. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs increased from 51% in 1997 to 56% in 1998. This increase in product costs as a percentage of sales is partially attributable to increased pricing pressures from certain vendors and the Company's need to secure immunoglobulin products which due to a national shortage are only available at a premium price. These products were needed to provide continued treatment for existing patients.

         Health care and lodging expenses, which are incurred in connection with nursing home services decreased by $1,984,000 or 20%. This decrease is attributed to the sale of the two nursing facilities previously mentioned.

         Selling, general and administrative costs in 1998 increased by $578,000, or 9% from $6,683,000 in 1997 to $7,261,000 in 1998, due primarily to the Company's majority interest in Bach's Pharmacy, acquired in December
1997.

         The Company increased the provision for uncollectible accounts from $447,000 in 1997 to $625,000 in 1998. The increase in the provision includes the effect of unresolved prior claims regarding previously owned facilities, as well as a comprehensive evaluation of days outstanding of its accounts receivable.

         Other income, net of $746,000 in 1998 primarily consisted of write offs of accounts payable the Company does not believe it will be required to pay and unrealized foreign currency translation gain. Other income, net of $541,000 in 1997 primarily consisted of $308,000 of income resulting from the re-evaluation of accruals, an unrealized foreign currency translation gain of $161,000 and $72,000 of deferred income.

         Minority interest in earnings of subsidiaries of $154,000 in 1998 and $395,000 in 1997 represents the portion of the net income of Infu-Tech allocable to minority stockholders. For 1998, this amount also includes $75,000 attributable to the minority interest in Bach's Pharmacy.

         The provision for income taxes of $149,000 in 1998 reflects a full charge for Infu-Tech, a 58% owned subsidiary which files its own federal tax return.

         Fiscal year 1998 includes an extraordinary loss of $106,000 as follows:

         During the second quarter of fiscal 1998, the Company prepaid debt of approximately $300,000 and received a $150,000 credit which was recorded as an extraordinary gain. During the fourth quarter of fiscal 1998, the Company sold a medical facility in West Orange, New Jersey, reflecting an extraordinary loss of $256,000.

         The preferred stock dividend does not include dividends on mandatorily redeemable preferred stock issued as part of an October 31, 1995 refinancing which is accounted for as interest and financing costs.

         The net loss realized by common shareholders in 1998 was $3,194,000 or 95 cents per share (basic) compared to a net income available to common shareholders in 1997 of $1,313,000 or 39 cents per share (basic).

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

         Infusion therapy and other medical services revenues increased by $1,365,000 or 6% to $26,000,000 in 1997, primarily due to a $913,000, or 4%
increase in home infusion division revenues. This increase is primarily attributed to a 3% increase in the number of patients serviced, although these patients experienced shorter terms of therapy and pricing negotiated with managed care companies was discounted.

         Costs of medical and nutritional products sold to patients and other customers increased by $1,594,000 or 13%, from $11,920,000 in 1996 to $13,514,000 in 1997. As a percentage of total revenues, medical and nutritional product costs increased from 48% in 1996 to 52% in 1997. The increase in the nutritional product costs as a percentage of sales is partially attributable to the increased pricing pressures from certain vendors.

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

         Selling, general and administrative costs decreased by $175,000, or 3%. A review of old accounts payables and outstanding checks resulted in the Company writing back to income an aggregate of $415,000.

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

         Fiscal year 1997 includes extraordinary gains of $5,191,000 as follows:

         In December 1996 the Company sold 8 acres of land which secured a five year $1.5 million loan and utilized the proceeds to pay-down that borrowing recording a gain of $875,000. In March 1997, the Company agreed to convert certain liabilities into Common Stock of the Company. The transaction resulted in an increase to shareholders equity of $2,542,000 of which $1,192,000 is reflected as an extraordinary gain in the results of operations. In June 1997, the Company sold Oceanside Convalescent Center, Atlantic City, N.J. as well as King David Center in West Palm Beach, FL. The sale of these facilities yielded $2,124,000 of an extraordinary gain. In addition, the Company sold a 15% interest in a limited partnership for $700,000 which in 1987, purchased a property in Teaneck, New Jersey from the Company and constructed a 224-bed congregate care facility. A forfeited deposit by a potential nursing home buyer resulted in a gain of $300,000. The extraordinary gain of $777,000 in fiscal year 1996 resulted primarily from the sale of assets relating to the Hilltop facility.

         The preferred stock dividend does not include dividends on mandatorily redeemable preferred stock issued as part of as October 31, 1995 refinancing, which is accounted for as interest and financing costs.

         The net income available to common shareholders in 1997 was $1,313,000 or 39 cents per share (restated) (basic) compared to a net income available to common shareholders in 1996 of $786,000 or 28 cents per share (restated) (basic).

Liquidity and Capital Resources

         At June 30, 1998, the Company had stockholders' equity of $2,716,000 and total liabilities of $61,223,000. At June 30, 1998, debt amounted to $45,947,000, the majority of which arose from a refinancing of four facilities in October of 1995. Other debt included SFr 662,215 (approximately $370,000) principal amount of 6% Swiss franc denominated bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); SFr 619,500 (approximately $410,000) principal amount of 8% Swiss franc denominated bonds originally due June 27, 1998 (amended repayment schedule requires payment of four equal quarterly installments ending June 1999); $1,213,000 principal amount of 8% notes due 1999; and $3,400,000 principal amount of 6% notes due 2003.

         On October 31, 1995, the Company obtained a 15 year borrowing of $41.0 million secured by mortgages on four of the company's nursing homes and a five year borrowing of $1.5 million secured by 8 acres of land in West Orange, New Jersey. In addition, four subsidiaries of the Company sold preferred stock for a total of $3.5 million. The $46.0 million borrowing allowed the Company to purchase 4 nursing homes (three of which previously had been operated by the Company under leases and the fourth of which the Company had sold in 1990 and managed under a management contract since then) and to repay $301,000, and extend the balance of a $601,000 secured note which would have matured in December 1995. At the same time, the company converted $1,476,000 of trade payables into a three year note. In September 1996 the Company converted an additional $904,467 of trade payables into one to three year notes.

         In December 1996, The Company sold the 8 acres of land which secured a five year $1.5 million loan and utilized the proceeds to pay-down that borrowing, leaving a balance of $454,000. The Company exercised its right to prepay that loan in full by December 31, 1997 and recognized a $150,000 credit.

         In June 1997 the Company sold one of the nursing homes which had secured the October 31, 1995 borrowing and issuance of preferred stock. The proceeds of the sale were used, in part, to pay down the 15 year borrowing and redeem the preferred stock. The balance of the 15 year borrowing is $36,483,000 and the balance of the preferred stock outstanding is $1,114,000 at June 30, 1998.

         The Company's cash and cash equivalents balance decreased from $3,796,000 at June 30, 1997 to $395,000 at June 30, 1998. Included in the June
30, 1998 balance is $163,000 held by Infu-Tech. In connection with the initial public offering of Infu-Tech common stock, the Company entered into a management and non-competition agreement with Infu-Tech, extended to July 2000, which prohibits Infu- Tech from lending money to (or borrowing money from) the remainder of the Company.

         Operating activities used $987,000 of cash primarily due to a net loss of $3,080,000, partially offset by an increase in payables and other current liabilities of $1,113,000 and an increase in accounts receivable of $1,042,000.

         At June 30, 1998, the balance in net accounts receivable for Infu-Tech was $6.9 million compared to $6.4 million at June 30, 1997, resulting from increased sales and slower collections, partially offset by write-offs of old balances. This reclassification reduced the Company's accounts receivable from 102 days sales outstanding ("DSO") at June 30, 1997 to 96 DSO at year end. The 96 DSO compares favorably to an industry average of 125 days. The 96 DSO is a result of continuing delays in claims processing experienced by managed care companies and Medicare.

         The Company has limited arrangements under which it can make borrowings. At June 30, 1998, the Company had a working capital deficit of $1,300,000. Excluding Infu-Tech, which had working capital of $3,502,000, the Company had a working capital deficit of $4,802,000. Further, at June 30, 1998, Infu-Tech's cash and cash equivalents of $163,000 were $349,000 less than the balance of $512,000 at June 30, 1997 and its accounts payable of $5,057,000 were $769,000 higher than the $4,288,000 at June 30, 1997.

         During the twelve months ended June 30, 1998, the Company repaid $1,828,000 of debt, $875,000 of mandatorily redeemable preferred stock and paid preferred dividends of $114,000.

         At June 30, 1998, the Company has approximately $3.9 million of debt due the upcoming year. The Company is required to make mandatory principal redemption payments with regard to its subsidiaries' Preferred Stock of $73,000 per month.

         While the Company continues to experience tight cash flow constraints, it expects to meet ongoing obligations. It is focused on generating sufficient funds through operating cash flow or the realization of assets into cash to meet those obligations.

Impact of Year 2000

         The Company is in the process of conducting a review of its business systems, including its computer systems, and has sent written inquiries to its customers, distributors and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. This review is expected to be completed by March 1999. Based on this review, the Company will implement a plan to achieve year 2000 compliance. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred no costs to date to year 2000 problems. The Company estimates the cost of its year 2000 efforts to be approximately $650,000. The total cost estimate is based on management's current assessment and is subject to change.

         However, the Company may encounter problems with supplier and or revenue sources which could adversely affect the Company's financial condition, results of operations or cash flow. The Company cannot accurately predict the occurrence and or outcome of any such problems, nor can the dollar amount of such problem be estimated. In addition, there can be no assurance that the failure of third parties to achieve year 2000 compliance would not have a material adverse effect on the Company.

Item 6.           Financial Statements and Supplementary Data.

         The consolidated financial statements and supplementary data required by this item appear beginning at page F-1.

Item 7.           Disagreements on Accounting and Financial Disclosure.

         Not Applicable.

                                   PART III

Part III Items 10 through 13 to be filed by October 29, 1998 as part of definitive proxy statement.

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

                  10(b) Certificate and Articles of Limited Partnership of CR Teaneck Limited Partnership . (4)

                  10(c) Lease dated November 28, 1988 between Midlantic National bank, Trustee, and Jayber, Inc. (5)

                  10(d) Lease dated November 28, 1988 between Midlantic National Bank, Trustee, and Jayber, Inc. (5)

                  10(e) Lease dated December 28, 1998 between Midlantic National Bank & Trust Company/Florida, Trustee, and P.V.M. Associates, Inc. (5)

                  10(f) Management Agreement dated as of January 1, 1994 between Senior Care Foundation and Continental Norwood, Inc. (8)

                  10(g) Distribution Agreement between Infu-Tech, Inc. and Genzyme Corporation dated November 11, 1994.

                  10(h) 1996 Key Employees and Key Personnel Stock Option Plan. (9)

                  10(i) Employment Agreement dated November 1, 1996 between Continental Health Affiliates, Inc. and Jack Rosen.

                  11       Calculation of Earnings Per Share.

                  13 1998 Annual Report to Stockholders - to be furnished by amendment - that report, except for any portions which are expressly incorporated by reference this filing, is not to be deemed "filed" as part of this filing.

                  21       List of Subsidiaries

                  (b) Reports on Form 8-K filed during the quarter ended December 31, 1994.

                                     None

                  (c)      The exhibits to this Report are listed item 14(a)3.

                  (d) The financial statement schedule required by Regulation S-X which is excluded from the annual Report to Stockholders by Rule 14a-3(b)(1) is listed in Item 14(a)(2).

                                   FOOTNOTES

         (1)    Incorporated by reference to Registration Statement No.
                2-81823.
         (2)    Incorporated by reference to Registration Statement No. 33-611
         (3)    Incorporated by reference to Registration Statement No.
                33-6341
         (4) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1987.
         (5) Incorporated by reference to Report on Form 10-K for the year ended December 31, 1988.
         (6) Incorporated by reference to definitive proxy statement dated July 13, 1989.
         (7) Incorporated by reference to Registration Statements Nos. 33-74474 and 33-7476.
         (8) Incorporated by reference to Report on Form 10-K for the year ended December 31,
                1993.
         (9) Incorporated by reference to definitive proxy statement approved at the 1996 Annual Meeting of Shareholders.

                            KUALA HEALTHCARE, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1998, 1997 and 1996
                  (With Independent Auditors' Report Thereon)

                                              KUALA HEALTHCARE, INC.

                                  Index to Consolidated Financial Statements and
                                           Financial Statement Schedule

                                                                           Page
                                                                           ----

1.    Consolidated Financial Statements:

      Independent Auditors' Report.........................................F-3

      Balance Sheets

           June 30, 1998 and 1997..........................................F-4

      Statements of Operations:

           Years Ended June 30, 1998, 1997 and 1996........................F-5

      Statements of Stockholders' Equity:

           Years Ended June 30, 1998, 1997 and 1996........................F-6

      Statements of Cash Flows:

           Years Ended June 30, 1998, 1997 and 1996.................F-7  -  F-8

      Notes to Consolidated Financial Statements.....................F-9 - F-30

2.    Financial Statement Schedule:

      Valuation and Qualifying Accounts...................................S - 1






Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given the consolidated financial statements or notes thereto.

                         Independent Auditors' Report

The Board of Directors and Stockholders
Kuala Healthcare, Inc.

We have audited the consolidated financial statements of Kuala Healthcare, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kuala Healthcare, Inc. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                              KPMG Peat Marwick LLP

October 8, 1998
New York, New York

                            KUALA HEALTHCARE, INC.
                          Consolidated Balance Sheets
               (Dollars in thousands, except per share amounts)


                                                                                      June 30,
                                                                              -------------------------
                            ASSETS                                            1998                 1997
                                                                              ----                 ----
Current Assets:

      Cash and cash equivalents..........................................$         395         $       3,796
      Patients' funds....................................................          204                   188
      Accounts receivable, net of allowances for uncollectible
         accounts of $3,681 and $4,252...................................       13,763                13,346
      Inventories........................................................        1,987                 1,861
      Deferred income taxes..............................................          551                   702
      Prepaid expenses and other current assets..........................          993                   803
                                                                         -------------         -------------
           Total current assets..........................................       17,893                20,696

Property and equipment, at cost, net of accumulated
      depreciation of $5,937 and $4,916..................................       44,724                46,991
Goodwill, net of accumulated amortization ...............................          125                   139
Other assets.............................................................        3,775                 3,524
                                                                         -------------         -------------
           Total assets..................................................$      66,517         $      71,350
                                                                         =============         =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Short-term borrowings..............................................$          28         $         105
      Current portion of long-term debt..................................        3,916                 5,686
      Income taxes payable...............................................          180                   437
      Accounts payable...................................................       10,389                 9,696
      Other current liabilities..........................................        4,680                 4,260
                                                                         -------------         -------------
           Total current liabilities.....................................       19,193                20,184

Long-term debt, net of current portion...................................       40,916                41,129
Mandatorily redeemable preferred stock (includes $875 and
      $1,166 current portion)............................................        1,114                 1,989
                                                                         -------------         -------------

           Total liabilities.............................................       61,223                63,302

Minority interest in subsidiaries........................................        2,578                 2,424

Commitments and contingencies

Stockholders' equity:

      Preferred stock, $.02 par value; $100 liquidation preference
           per share.....................................................            1                     1
      Series A 11% convertible preferred stock $.02 par value,
           1,200 shares authorized, $1,000 liquidation preference,
           per share, 34 shares outstanding..............................           34                    34
      Common stock, $.06 par value; 5,000,000 shares authorized;
           3,409,299 and 3,373,034 shares outstanding                              208                   206
      Additional paid- capital...........................................       23,571                23,401
      Accumulated deficit................................................      (21,098)              (18,018)
                                                                         --------------        -------------
           Total stockholders' equity....................................        2,716                 5,624
                                                                         -------------         -------------
           Total liabilities and stockholders' equity                 $         66,517        $       71,350
                                                                         =============         =============




         See accompanying notes to consolidated financial statements.

                            KUALA HEALTHCARE, INC.
                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)


                                                                                       Years Ended June 30,
                                                                       ------------------------------------------
                                                                       1998               1997               1996
                                                                       ----               ----               ----
Revenues:

      Nursing home services.......................................$       34,994     $      44,033      $      44,440
      Infusion therapy and other medical services                         28,932            26,661             25,440
                                                                  --------------     -------------       ------------

              Total revenues......................................        63,926            70,694             69,880
                                                                  --------------     -------------      -------------

Operating expenses:

      Personnel...................................................        28,902            35,284             32,955
      Medical and nutritional product.............................        16,032            13,224             12,001
      Health care and lodging.....................................         8,146            10,130             11,090
      Selling, general and administrative.........................         7,261             6,683              6,858
      Provision for uncollectible accounts........................           625               447              1,210
      Depreciation and amortization...............................         1,698             1,919              1,650
                                                                  --------------     -------------      -------------

              Total operating expenses............................        62,664            67,687             65,764
                                                                  --------------     -------------      -------------

              Income from operations..............................         1,262             3,007              4,116
Interest and dividend income......................................           225               104                221
Interest and other financing costs................................       ( 4,904)           (6,343)            (4,044)
Other income, net.................................................           746               541                550
Less: Minority interest in earnings of subsidiary                           (154)             (395)              (494)
                                                                  --------------     -------------      -------------

              Income (loss) before income taxes and
                extraordinary items...............................        (2,825)           (3,086)               349
Provision for income taxes........................................           149               662                270
                                                                  --------------     -------------      -------------
              Income (loss) before extraordinary gains                    (2,974)           (3,748)                79
Extraordinary gains (losses) .....................................          (106)            5,191                777
                                                                  ---------------    -------------      -------------

              Net income (loss)...................................        (3,080)            1,443                856

Preferred dividends...............................................          (114)             (130)               (70)
                                                                  ---------------    -------------      -------------

              Net income (loss) applicable to common
                shareholders......................................$       (3,194)    $       1,313      $         786
                                                                  ===============    =============      =============

Income (loss) per share:

      Income (loss) before extraordinary gains (losses)           $        (0.92)    $       (1.15)     $        0.00
      Extraordinary gains (losses)................................         (0.03)             1.54               0.28
                                                                  ---------------     ---------------   ---------------

              Net income (loss) per share

                 Basic ...........................................$       (0.95)       $      0.39      $        0.28
                                                                  ==============       ==============   ===============
                 Diluted .........................................$       (0.95)       $      0.39      $        0.28
                                                                  ==============       ==============   ===============

Basic weighted average number of common and
      common shares ..............................................     3,375,661         3,381,068          2,806,119
Diluted weighted average number of common and
      common shares ..............................................     3,375,661         3,385,746          2,816,400



         See accompanying notes to consolidated financial statements.

                            KUALA HEALTHCARE, INC.
                Consolidated Statements of Stockholders' Equity
                   Years Ended June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)


                                                                                  Additional                       Total
                                  Preferred Stock           Common Stock            Paid-        Accumulated    Stockholder's
                                 Shares     Amount      Shares       Amount        Capital         Deficit     Equity(Deficit)
                                 ------     ------      ------       ------        -------         -------     ---------------
Balance,
     June 30, 1995...........     13,884   $   1     7,830,059     $    156      $   20,192     $  (20,317)    $         32
Exercise stock options.......         --      --        21,000           --              21             --               21
Debt to equity conversion             --      --     1,435,157           30           1,327             --            1,357
Preferred dividends..........         --      --            --           --             (70)            --              (70)
Net income...................         --      --            --           --              --            856              856
                                  ------   ----------------------   -------      -----------    ----------     ------------

Balance,
     June 30, 1996...........     13,884   $   1     9,286,216     $    186      $   21,470     $  (19,461)    $      2,196
New stock issued.............         --      --            --           --             100             --              100
Exercise stock options.......         --      --        12,150            1              11             --               12
Warrants        .............         --      --            --           --              98             --               98
Debt to equity conversions            --      --       820,735           19           1,852             --            2,005
Preferred Series A 11%                --      34            --           --              --             --               34
Preferred dividends..........         --      --            --           --            (130)            --             (130)
Net income...................         --      --            --           --              --          1,443            1,443
                                  ------   -----     ---------     --------      -----------     ----------     -------------

Balance,
     June 30, 1997 (a).......     13,884   $  35    10,119,101     $    206      $   23,401     $  (18,018)    $      5,624
Restated balance
     June 30, 1997 ..........     13,884   $  35     3,373,034     $    206      $   23,401     $  (18,018)    $      5,624
New stock issued.............         --      --            --           --              --             --               --
Exercise stock options.......         --      --         7,784           --              76             --               76
Warrants        .............         --      --            --           --              --             --               --
Bach's Investment............         --      --        28,481            2             208             --              210
Debt to equity conversions            --      --            --           --              --             --               --
Preferred Series A 11%                --      --            --           --              --             --               --
Preferred dividends..........         --      --            --           --            (114)            --             (114)
Net income (loss)............         --      --            --           --              --         (3,080)          (3,080)
                                 -------   -----    ----------     --------      -----------    -----------    -------------

Balance,
     June 30, 1998...........     13,884     $35     3.409,299     $    208     $     23,571    $  (21,098)    $      2,716
                             ===========   =====    ==========     ========     ============    =============  =============




(a) common stock share amounts at June 30, 1997 and prior are before the reverse stock split which was effective on January 27, 1998.

         See accompanying notes to consolidated financial statements.

                            KUALA HEALTHCARE, INC.
                     Consolidated Statement of Cash Flows
               (Dollars in thousands, except per share amounts)


                                                                    Years Ended June 30,
                                                           --------------------------------------
                                                           1998             1997             1996
                                                           ----             ----             ----
Operating activities:
  Net income (loss)....................................$   (3,080)       $    1,443      $       856

  Adjustments to reconcile net income (loss) to
     net cash provided by (used ) operating
     activities:
  Depreciation and amortization expense................     1,698             1,919            1,537
  Warrants issued .....................................        --                98               --
  Amortization of deferred financing cost..............       143               517              266
  Provision for uncollectible accounts.................       625               447            1,210
  Amortization of deferred income......................        --               (72)            (543)
  Provision for deferred income taxes..................       151               172              195
  (Gain) loss on foreign currency debt.................       (82)             (161)            (130)
  Extraordinary losses (gains).........................       106            (3,316)            (693)
  Minority interest....................................       154               395              494
  Net gains on extinguishment of debt..................        --                --              (84)
  Increase (decrease) in cash due to changes in:
  Patients funds.......................................        (16)               (4)              --
  Accounts receivable..................................     (1,042)           (3,517)          (5,349)
  Inventories..........................................       (126)              135             (310)
  Prepaid expenses and other current assets............       (190)              348              (35)
  Other assets.........................................       (184)             (228)          (2,755)
  Taxes payable........................................       (257)              437               --
  Accounts payable.....................................        693             2,687           (2,174)
  Other current liabilities............................        420             1,014            1,717
  Other liabilities....................................         --               (16)            (227)
                                                     -------------     -------------      -------------
  Net cash (used in) provided by
 operating activities..................................       (987)             2,298            (6,025)
                                                     --------------    -------------     -------------

Investing activities:

  Expenditures for property and equipment..............       (814)             (374)           (39,848)
  Acquisition of Universal Home Infusion...............         --              (190)             2,390
  Cash received on sale of facilities..................         --             8,116                 --
  Proceeds from sale of building.......................      1,141                --                 --
                                                     --------------    -------------     -------------

      Net cash (used in) provided by
      investing activities...........................          327             7,552           (37,458)
                                                     --------------    -------------     -------------


                           (Continued on next page)

                            KUALA HEALTHCARE, INC.

                     Consolidated Statement of Cash Flows
               (Dollars in thousands, except per share amounts)


                                                                    Years Ended June 30,
                                                           --------------------------------------
                                                           1998             1997             1996
                                                           ----             ----             ----
Financing activities:
  Net proceeds from not-for-profit borrowings........$          --     $          --     $          --
  Net proceeds from long-term borrowings.............           --                --            47,592
  Payments on debt...................................       (1,828)           (7,406)           (1,706)
  Payment of preferred dividends.....................         (114)              (83)              (70)
  Payments on mandatorily redeemable
      preferred stock................................         (875)           (1,511)               --
 Cost of debt exchange offers........................           --                --                --
  Net proceeds from exercise of common
      stock options..................................           76                46                21
                                                     -------------     -------------     -------------

      Net cash (used in) provided by financing
      activities.....................................       (2,741)           (8,954)           45,837
                                                     -------------     -------------     -------------

      Net (decrease) increase cash and
         cash equivalents............................       (3,401)              896             2,354


Cash and cash equivalents, beginning of
      the period.....................................        3,796             2,900               546
                                                     -------------     -------------     -------------

Cash and cash equivalents, end of
      the period.....................................$         395     $       3,796     $       2,900
                                                     -------------     -------------     -------------




Supplemental disclosure of cash flow data:
      Interest paid..................................$       4,647     $       5,600     $       4,292
                                                     =============     =============     =============
      Income taxes paid..............................$         154     $         110     $          26
                                                     =============     =============     =============

Non cash investing and financing activity:

      Property and equipment obtained under
         capital lease obligation....................$          --     $         --      $         223
  Acquisition of property and equipment for
         forgiveness of receivable...................$          --     $         --      $       7,399
  Conversion of trade payable into notes             $          --              904                 --
      Conversion of convertible notes                $          --     $         --      $       1,357
  Debt to equity conversions.........................$          --     $      1,824      $          --
  Dividend conversion to common stock................$          --     $         47      $          --
  Stock issued in connection
         with acquisition............................$         210     $        100      $          --


         See accompanying notes to consolidated financial statements.

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                         June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)

1.     The Company

       Kuala Healthcare, Inc. ("The Company" or "KUAL") present operations consist primarily of nursing home services and infusion therapy and other medical services. Nursing home services include the ownership, leasing, operation and management of nursing homes. Infusion therapy and other medical services include enteral and other medical services, primarily for patients in nursing homes, and intravenous and other infusion therapies for patients at home and in nursing homes. However, the Company has commenced development of three assisted living projects in New Jersey, totaling 320 beds, and is seeking to focus on developing, acquiring and operating assisted living facilities and other forms of senior housing, primarily, in the northeastern United States and possibly in some mid- Atlantic and southeastern states.

       The Company is subject to certain risks and uncertainties as a result of changes that could occur in the health care industry, including changes in Medicare and Medicaid reimbursement rates.

2.     Significant Accounting Policies

       Basis of Consolidation
       The consolidated financial statements include the accounts of KUAL and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

       KUAL owns 58% of the common stock of Infu-Tech, Inc. ("Infu-Tech"); the other 42% is publicly traded. The minority interest in the consolidated financial statements represents the minority stockholders' proportionate share of equity in Infu-Tech.

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

       Reverse Stock Split
       In January 1998, the Company effected a one-for-three reverse split of its common stock. All per share amounts of common stock reflect this split.

       Cash and Cash Equivalents
       Cash and cash equivalents at June 30, 1998 and 1997 includes $163 and $512, respectively, held by Infu-Tech. In connection with Infu-Tech's initial public offering (see note 3), a management and non-competition agreement between KUAL and Infu-Tech, which was extended to July 2000, prohibits Infu-Tech from lending money to (or borrowing money from) KUAL and its other subsidiaries subsequent to December 31, 1992.

       The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

       Reclassifications
       Certain items have been reclassified in the 1997 consolidated balance sheet to conform to the 1998 balance sheet.

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                         June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)

       Patients' Funds
       Patients' funds represent cash balances which have been deposited by the Company into separate bank accounts and are restricted for the use of patients. The related liability is included in other current liabilities.

       Revenue Recognition
       Revenue is reported at the net amounts estimated to be realized from patients, third-party payors and others for services rendered. The Company receives payments for services to eligible patients under Medicare and various state Medicaid programs. Approximately 55% (1998), 54% (1997) and 60% (1996) of total revenues were derived from such medical assistance programs. Revenues under these programs are based upon government approved rates which are subject to audit. In the opinion of management, retroactive adjustments, if any, would not be material to the Company's financial position or results of operations.

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

       Income Taxes
       Income taxes are provided for on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

       Earnings Per Share
       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share ("EPS"), which is effective for both interim and annual periods ending after December 15, 1997. This standard changes the way companies compute

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                         June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)

       EPS to require all companies to show "basic" and "dilutive" EPS and is to be retroactively applied, including each 1997 interim quarter.

       Basic earnings per share is based on the net income for the relevant period divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted earning per share calculation, the exercise or conversion of all dilutive potential common shares is included, for the years ended June 30, 1998, 1997 and 1996. As of June 30, 1998, the Company had basic and dilutive 3,375,661 common shares outstanding. During 1998, no potentially dilutive shares were considered due to the loss for the year.

3.     Extraordinary Gains (Losses)

       Extraordinary gains (losses) reflected in the financial statements result from the following:


                                                                          June 30,

                                                                   1998        1997           1996
                                                                   ----        ----           ----

    Net gain on extinguishment of debt.........................$    150       $     --    $     84
    Gain on conversion of liabilities to equity................      --          1,192          --
    Forfeited deposit..........................................      --            300          --
    Disposal of assets.........................................    (256)         3,699         693
                                                               -----------    ----------  ---------
                                                               $   (106)      $  5,191    $    777
                                                               ===========    ==========  =========

4.     Acquisitions and Dispositions

       Sale of Assets

       Fiscal 1998
       -----------
       In June 1998, a Company subsidiary sold a medical building located in West Orange, New Jersey for an extraordinary loss of $256.

       Fiscal 1997
       -----------
       In December 1996, the Company sold 8 acres of land contiguous to the West Orange Facility for an extraordinary gain of $875.

       In June 1997, facilities in West Palm Beach, Florida and Atlantic City, New Jersey were sold. The Company recorded an extraordinary gain of $2.1 million.

       In June 1997, the Company sold its 15% interest in a limited partnership which owned and operated a congregate care facility in Teaneck, New Jersey for an extraordinary gain of $700,000.

       Fiscal 1996
       -----------
       In May 1996, the Company closed its nursing home in Pine Brook, New Jersey and sold the assets of that nursing home, other than the land and buildings and certain current assets, to another health care provider for $2,390. The Company recorded an extraordinary gain of $693.

       Nursing Home Group
       On October 31, 1995, the Company obtained $41,000 in mortgage loans secured by four nursing home facilities located in West Orange, Cedar Grove and Norwood, New Jersey and West Palm Beach, Florida, and proceeds from the issuance of subsidiary Floating Rate Series A Cumulative Preferred Stock totaling $3,500. In addition, the Company obtained a $1,500 loan secured by a mortgage on approximately 8 acres of land located in West Orange, New Jersey.

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                         June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)

       The combined proceeds, totaling $46,000 were used to purchase the West Orange, Cedar Grove and West Palm Beach facilities which were previously operated under operating leases and to purchase the real property of the long term and residential care facility located in Norwood, New Jersey (the "Heritage Facility"), which the Company has been managing since 1988 on behalf of a not for profit corporation ("SCF").

       Proceeds of the sale of the West Palm Beach property were used to pay down the mortgage loans and redeem $1,000 of preferred stock. At June 30, 1998 the balance of the mortgage loan is $35,368 and $1,114 of preferred stock is outstanding.

       As a result of the previously noted purchase of the Heritage Facility by the Company, the Company now owns the facility and manages the operations of SCF. Since October 31, 1995, SCF has been included in the consolidated financial statements of the Company.

5.     Property and Equipment

       Property and equipment, at cost, is comprised as follows:


                                                                                             June 30,
                                                                                             --------

                                                                                     1998                1997
                                                                                     ----                ----
                  Land and improvements...........................................$     6,049        $     6,232
                  Buildings and improvements......................................     38,908             41,458
                  Furniture and equipment.........................................      4,614              3,285
                  Leasehold improvements..........................................        915                751
                  Construction  progress..........................................        175                181
                                                                                  -----------        -----------
                                                                                       50,661             51,907
                  Less: accumulated depreciation and amortization.................      5,937              4,916
                                                                                  -----------        -----------
                                                                                  $    44,724        $    46,991
                                                                                  ===========        ===========


6.        Long-Term Debt

          Long-term debt is comprised as follows:


                                                                                               June 30,
                                                                                               --------

                                                                                      1998                1997
                                                                                      ----                ----

               6% notes due 2003 .................................................$     3,400       $     3,400
               6% convertible bonds in the face amount of 662,215
               Swiss francs, due June 27, 1995(a).................................        370               453
               8% face amount of Swiss francs 619,500 due June 27, 1998(a)                407               424
               8% notes due 1999 (b)..............................................      1,213             1,213
               Nomura financing (c) (excludes preferred stock) (d)................     36,483            37,295
               8 1/2% to 11% mortgage notes (e)...................................      2,400             2,963
               Other (f)..........................................................        559             1,067
                                                                                  -----------        ----------
                                                                                       44,832            46,815
                  Less:  current portion                                                3,916             5,686
                                                                                  -----------       -----------
                                                                                  $    40,916       $    41,129
                                                                                  ===========       ===========

                            KUALA HEALTHCARE, INC.

                  Notes to Consolidated Financial Statements
                         June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)

         (a) The principal balance of SFr 2,900,000 (approximately $2,525,000) and accrued interest of SFr 174,000 (approximately $152,000) pertaining to the Company's 6% Swiss franc denominated convertible bonds (the "Bonds") was due on June 27, 1995. The Company did not make these payments to redeem the Bonds. Non-payment did not result in a default under any other financing agreements. Between June 30, 1995 and June 30, 1996, the Company acquired SFr 2,164,000 principal amount of Bonds, including accrued interest on those Bonds, for a total of SFr 1,122,375 and $315,000 plus a SFr 619,500 note originally maturing in June 1998 (this note is scheduled to be repaid in four equal installments ending June 1999). During the year ended June 30, 1998 the Company acquired an additional SFr 85,000 principal amount of bonds (with interest) for $78,000.

         (b) In September 1993, the Company acquired SFr 4,005,000 (approximately $2,647) principal amount of Bonds in exchange for 10,579 shares of 5% exchangeable preferred stock ("Preferred Stock") and $965 principal amount (which included accrued interest on those Bonds) of 8% notes due 1999 ("8% Notes"). In October 1993, the Company acquired an additional SFr 1,250,000 (approximately $826) principal amount of Bonds in exchange for 3,305 shares of Preferred Stock and $248 principal amount of 8% Notes. Interest on the 8% Notes is payable on January 27 and July 27. The Company has the option to redeem in part or in full the 8% Notes at any time for par.

         (c) On October 31, 1995, the Company obtained mortgage loans of $41.0 million and $1.5 million and subsidiaries issued $3.5 million of preferred stock (see (f)). The proceeds of this financing were used to purchase three nursing homes which had been sold and leased back in 1988, to reacquire the Heritage Facility, which the Company had sold in 1990 to a non-profit corporation and had been operating under a management agreement, and to retire debt. The $41.0 million mortgage loan bears interest at 9.86% per annum and requires payments of principal and interest totaling $4.28 million per year for 15 years. If the Company is unable to pay the balance of $28.19 million which will remain due at the end of 15 years, the interest rate on the mortgage loan will increase, and all cash flow from the mortgaged facilities will have to be used to amortize the balance of the mortgage loan. The mortgage has been paid down by $3,484 with the proceeds of the sale of the West Palm Beach facility. The $1.5 million mortgage loan was paid down and the mortgaged property released. The remaining balance of that loan is $387.

         (d) The $3.5 million of subsidiary preferred stock requires cumulative dividends which have been charged to interest expense, equal to interest at LIBOR plus 13% on the liquidation preference of the preferred stock. The preferred stock is mandatorily redeemable in monthly installments at the rate of $876,000 per year in 1998 through 2000. $1,000 of preferred stock was redeemed using the proceeds of the sale of the West Palm Beach facility. The payments during the period from October 31, 1995 to June 30, 1996 with regard to the $42.5 million of mortgage loans and the $3.5 million subsidiary preferred stock totaled approximately $3.6 million and $1,511 for the period July 1, 1996 to June 30, 1997. Under the terms of the $41 million loan and $3.5 million subsidiary preferred stock, use of the cash receipts of the four facilities is restricted to: mortgage payments, real estate taxes, insurance

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                         June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)

                  and carrying charges, operating expenses, and payment of preferred stock dividends, with any excess retained by the facility.

         (e) The 8 1/2 to 11% mortgages include debt consisting of an Economic Development Authority mortgage loan ("EDA. loan") with a principal balance of $747 at June 30, 1998 payable monthly installments, including interest at 11%, through 2009. The EDA. loan is secured by property with a net book value of approximately $1,464 at June 30, 1998. The remaining mortgage notes are payable in monthly installments, including interest at notes ranging from 10% to 12% with final payments due between 1997 and 2009. These are secured by properties with an aggregate net book value of approximately $2,623 at June 30, 1998.

         (f) On October 31, 1995, the Company negotiated, and subsequent to June 30, 1998 amended, terms to convert $1,464 in trade accounts payable into notes with interest at a rate of 10%. This agreement was amended to allow for the payment of the balance due on the notes, along with additional accounts payable, over 24 months, commencing September 1998. The monthly payment of principal and interest of $62 will fully amortize the loan at the end of the term. Current principal payments due under the terms of the note total $744. On October 2, 1996, the Company also negotiated terms to convert $143 in trade accounts payable into a note with interest at 10%. Subsequent to June 30, 1998, the agreement was amended to allow for the payment of the balance due on the notes over 13 months, commencing October 1998. To fully amortize the note, two payments of approximately $7, followed by ten payments of approximately $5 with a final payment of approximately $4 will be due.



The Company has aggregate maturities of debt in each of the five year periods ending on June 30 subsequent to June 30, 1998 as follows: 1999-$ 3,916; 2000-$ 562; 2001-$ 611; 2002-$ 661; and 2003-$ 4,112.

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                         June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)

7.     Other Current Liabilities

       Other current liabilities are comprised as follows:


                                                       June 30,
                                                       --------

                                                 1998             1997
                                                 ----             ----

       Accrued interest.......................$     265       $       293
       Accrued payroll and related expenses...    3,955             3,063
       Other accrued liabilities..............      460               904
                                              -----------     -----------
                                              $    4,680      $     4,260
                                              ===========     ===========

       Effective May 1, 1997, the nursing home group is covered under a third party health insurance plan. Under the previous self-insured health insurance program, the Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its historical loss experience and is included as a component of accrued payroll and related expenses.

8.     Stockholders' Equity

       During 1997, 41,666 warrants (adjusted for the one-for-three reverse split of Company common stock) were issued to financial consultants of the Company. The costs of the warrants had been calculated at $54 and charged to expense. 33,333 of the warrants are two year warrants, with 11,111 shares at an exercise price of $6.00, 11,111 shares at an exercise price of $7.50, and 11,111 shares with an exercise price of $9.00. The remaining 8,333 warrants expired prior to June 30, 1998.

       Preferred Stock
       In 1993, the Company issued 13,884 shares of Preferred Stock as part of an exchange offer to holders of its Bonds. Each share of Preferred Stock has a liquidation preference of $100. Dividends on the Preferred Stock are cumulative and are payable on January 27 and July 27 at the annual rate of $5 per share, when and as declared by the Company's Board of Directors.

       The Preferred Stock is exchangeable for Infu-Tech common stock at an exchange price of $6.20 liquidation preference of Preferred Stock per share of Infu-Tech common stock, subject to adjustment to prevent dilution. The shares of Infu-Tech common stock issuable upon the exchange of Preferred Stock are shares owned by KUAL.

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

       The Company may not pay any dividends or make any other distributions on, or repurchase, its common stock or any other of its stock which ranks junior to the Preferred Stock if the Company is not at the time current in its dividend payments on the Preferred Stock.

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                         June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)

       On October 4, 1996, the Company completed an exchange offer to holders of its 14 1/8% Subordinated Debentures that were due on September 1, 1996. The Company offered for each $1 principal amount of subordinated debentures a share of a new 11% convertible Preferred Stock with a liquidation preference of $1. Of the total of $1,200 subordinated debentures outstanding, $474 principal elected to exchange into Series A 11% Convertible Preferred Stock.

       After the three years, the Preferred Stock will be convertible into common stock which has a market value totaling 100% of the liquidation preference of the Preferred Stock or for cash if the Company elects to. During the period ended June 30, 1997, $440 face amount of the Series A Convertible Preferred Stock converted into common stock of the Company, leaving $34 face amount of the Series A Convertible Preferred Stock outstanding at June 30, 1998 and 1997.

       Stock Option Plans

       The 1989 Key Employees and Key Personnel Stock Option Plan (the "1989 Plan") authorized the Company to grant stock purchase options relating to a maximum of 400,000 shares of common stock. Options may not be granted at a price that is less than 100% of fair market value on the date of the grant (110% of fair market value for persons owning 10% or more of the Company's common stock). Options become exercisable six months after the date of the grant and after the employee has been employed for 12 months, and are exercisable for a term of up to ten years.

       In January 1997, the Company adopted the 1996 Key Employees and Key Personnel Stock Option Plan, which replaced the 1989 Plan. The 1996 Plan authorized 500,000 additional shares and the conditions are essentially the same as the 1989 Plan.

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                         June 30, 1998, 1997 and 1996
               (Dollars in thousands, except per share amounts)

       Stock option transactions for the years ended June 30, 1998, 1997 and 1996 are summarized as follows:


                                                                                                         Weighted Average
                                                                                       Number              Option Price
                                                                                      of Shares             Per Share

                       Outstanding, June 30, 1995...................................   112,017              $2.88
                       Granted (1989 Plan)..........................................   174,917              $3.03
                       Exercised (1989 Plan) .......................................    (7,000)             $1.96
                       Cancelled (1989 Plan)........................................    (1,350)             $1.20
                                                                                    ----------

                       Outstanding, June 30, 1996...................................   278,584              $3.00
                       Granted (1989 Plan)..........................................    90,667              $8.46
                       Exercised (1989 Plan)........................................      (333)             $2.82
                       Cancelled (1989 Plan)........................................    (7,517)             $3.18
                                                                                    ----------

                       Outstanding, June 30, 1997...................................   361,401              $1.46
                       Granted (1996 Plan)..........................................   225,481              $7.22
                       Exercised (1996 Plan)........................................   (23,983)             $6.83
                       Cancelled (1996 Plan)........................................    (7,983)             $3.38
                                                                                    ----------              -----

                       Outstanding June 30, 1998....................................   554,916              $5.44
                                                                                    ==========              =====


          Options to purchase 819,818 shares were available for grant at June 30, 1998 under the 1996 Plan.

    The following table summarizes information about stock options outstanding at June 30, 1998:


                             Number             Weighted              Weighted         Number         Weighted
         Range of          Outstanding       Average Remaining         Average     Exercisable at      Average
       Exercise Prices     at 6/30/98     Contractual Life Years   Exercise Price      6/30/98     Exercise Price
       ---------------     ----------     ----------------------   --------------      -------     --------------

        $0.75 - $3.75        223,769               5.4                 $2.80           173,769         $ 3.61
        $4.13 - $6.36        164,777               8.7                 $5.45            59,777          $15.02
        $7.00 - $15.00       166,370               9.6                 $8.97            99,703          $14.96
                           ---------           ------------         -----------        ------          ------
                             554,916               7.7                 $5.44           333,249         $ 9.05
                           =========           ============         ===========        =======         ======

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

     The Company has computed, for pro forma disclosure purposes for the weighted average fair value per option granted under the stock option plan to be $5.93, $2.19 and $.93 for 1998,1997 and 1996, respectively. The computations were made using the Black-Scholes model, as prescribed by SFAS 123, with the following weighted average assumptions for grants 1998, 1997 and 1996:

                                                       Years Ended June 30,
                                                       --------------------
                                                     1998      1997      1996
                                                     ------------------------
          Risk-free interest rate...............     4.9%       4.9%     5.1%
          Expected dividend yield...............    0%         0%       0%
          Expected term until exercise (years)       8.8        6.9      4.00
          Expected volatility...................    68.66%     66.67%   75.72%


Other Stock Options

In January 1994, the Company's Chairman of the Board was granted a seven-year option to purchase 500,000 shares of the Company's common stock for $1 per share.

Infu-Tech Stock Option Plans

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

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

Stock option transactions related to the Infu-Tech plan for the years ended June 30, 1998, 1997 and 1996 are summarized as follows:

                                                               Weighted average
                                                   Number        Option Price
                                                 of shares        Per Share
                                                 ---------     ----------------
       Outstanding, June 30, 1995.............    178,250           $4.57

       Granted           .....................     60,100           $2.60
       Cancelled         .....................    (17,300)          $2.64
       Exercised         .....................    (12,750)          $1.21
                                                  -------           -----
       Outstanding, June 30, 1996.............    208,300           $4.37

       Granted           .....................    461,744           $4.16
       Cancelled         .....................    (41,400)          $4.71
       Exercised         .....................    (10,750)          $2.46
                                                  -------           -----
       Outstanding, June 30, 1997.............    617,894           $4.24
                                                  =======           =====
       Granted           .....................    213,500           $5.23
       Cancelled         .....................    (77,800)          $3.92
       Exercised         .....................     (8,900)          $3.27
                                                  -------           -----
       Outstanding, June 30, 1998.............    744,694           $4.59
                                                  =======           =====


Options to purchase 136,562 shares were available for grant at June 30, 1998 under Infu-Tech's 1996 Plan.

The following table summaries information about Infu-Tech stock options outstanding at June 30, 1998:

                                  Number            Weighted          Weighted         Number           Weighted
             Range of           Outstanding     Average Remaining      Average     Exercisable at        Average
          Exercise Prices       at 6/30/98      Contractual Life   Exercise Price      6/30/98       Exercise Price
          ---------------       -----------     -----------------  --------------  --------------    --------------
         $1.00 - $3.13              56,450               7.2             $2.38         56,450               $2.38
         $3.38 - $4.13             138,576               8.8             $3.69        113,076               $4.51
             $4.25                 200,000               8.6             $4.25        200,000               $4.25
         $4.50 - $5.88             193,668               9.5             $5.10        178,668               $5.53
         $6.00 - $7.00             156,000               7.0             $6.25        110,000               $8.86
                                  --------           -------         ---------      ---------           ---------
                                   744,694               8.5             $4.65        658,194               $5.25
                                  ========           =======         =========      =========           =========


                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

Infu-Tech computed, the pro forma weighted average fair value per option granted under the stock option plan to be $5.92, $3.41 and $2.10 for 1998, 1997 and 1996. The computations were made using the Black-Scholes model, as prescribed by SFAS 123, with the following weighted average assumptions for grants in 1998, 1997 and 1996:

                                                          Years Ended June 30,
                                                          --------------------
                                                         1998    1997      1996
                                                         ----------------------

          Risk-free interest rate...................     4.2%     4.9%     5.1%
          Expected dividend yield...................      0%       0%       0%
          Expected term until exercise (years)......     8.2      8.5      5.4
          Expected volatility.......................    60.79%   68.61%   84.68%


If the Company had accounted for its plans and the Infu-Tech plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share applicable to common shareholders would have decrease as reflected in the following pro forma amounts:

                                                          Years Ended June 30,
                                                          --------------------
                                                         1998    1997      1996
                                                         ----------------------

          Net Income: (Loss)........................

             As reported............................$  (3,194)  $ 1,313   $ 786
             Pro forma..............................   (3,880)      730     730


          Net Income (loss) per share:

             Basic as reported......................$    (.95)  $   .39   $ .28
             Basic pro forma........................    (1.15)      .00     .35

          Net Income (loss) per share:

              Diluted as reported...................$   ( .95)  $   .39   $ .28
              Diluted pro forma.....................    (1.15)      .00     .35


     The pro forma effects on net income may not be representative of the effects in future years since compensation costs are primarily attributed to the year of grant as vesting is within one year.

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

9.        Related Party Transactions

          At December 31, 1989, the three nursing homes controlled and partially owned by the Principal Stockholders (including the Chairman of the Board of the Company) owed the Company $2,804 which included amounts for supplies, services and management fees. The Chairman of the Board of the company no longer has an ownership interest in two of the nursing homes described below. However, the Principal Stockholders asserted on behalf of the three nursing homes that management fees for all years should have been limited to amounts eligible for reimbursement from Medicare and Medicaid. Early in 1990, this dispute was resolved, with the three nursing homes agreeing to pay a total of $1,940 in satisfaction of all their obligations to the Company at December 31, 1989. During 1992, the settlement agreement between the company and the three nursing homes was modified, whereby the February 1992 balance of $1,046 would be paid in sixteen equal quarterly payments of $76 (including interest at 7 1/2%) beginning June 15, 1992 and continuing through March 15, 1996. In January 1995, the settlement agreement was further modified to provide for a $227 principal and interest payment to be made on or before March 30, 1995 (which payment was received) and the remaining principal balance of $626 to be paid in twelve equal quarterly payments of $60 (including interest at 8 1/2%) beginning July 1, 1995 and continuing through March 31, 1998. The $227 payment included all previously unpaid principal under the prior agreement through December 31, 1993 and all accrued interest under that agreement through March 30, 1995. In June 1997, a credit of $300 was applied against the balance then due. The credit arose because the purchase price obtained by the Company for the sale of a property in Atlantic City was enhanced by $300 due to the contemporaneous sale of a property owned by the principal shareholders to the same buyer. There was no balance remaining on the modified settlement agreement at June 30, 1998. Interest income includes $0, $30 and $44 of interest on this receivable for 1998, 1997 and 1996, respectively.

          One of the Company's nursing homes was on several occasions forced to temporarily evacuate its residents due to weather-related emergencies. The residents were evacuated to a nursing home controlled and partially owned by the Principal Stockholders. Management believes this course of action was preferable to the alternatives. The Company paid the nursing home to which the residents were evacuated at that nursing home's daily Medicaid rate. Amounts charged to health care and lodging expenses as a result of this were $0, $0 and $31 in 1998, 1997 and 1996, respectively.

          In 1998, 1997 and 1996, the Company was charged $31, $46 and $73, respectively, by a corporation owned by the Company's Chairman of the Board for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

          Included in selling, general and administrative expenses in 1996 is rent expense of $326, for office space leased from an entity owned by the Principal Stockholders. Space is no longer owned by the Principal Stockholders.

          The Company administered a self-funded health plan on behalf of three nursing homes controlled and partially owned by the Company's Principal Stockholders (the "Principal Stockholders' Nursing Homes"). Included in accounts receivable at June 30, 1998 and 1997 are amounts due from the Principal Stockholders' Nursing Homes of $15 and $15, respectively.

          Included in the balance sheet were additional amounts due from entities owned by the Principal Stockholders totaling $246 at June 1998 and $246 at June 30, 1997.

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

          John A. Schepisi is the president of Senior Care Foundation, Inc., the owner of the Heritage Facility, which is included in the consolidated financial statements. He is also a partner a law firm which provides legal services to the Company.

10.       Income Taxes

               The provision (benefit) for income taxes on income (loss) from operations is presented below:

                                                       Years Ended June 30,
                                                       --------------------
                                                     1998      1997        1996
                                                     ----      ----        ----
          Current:

                  Federal.....................    $   --     $ 425       $   70
                  State     ..................        --        90            5
                                                  ------     -----       ------
                                                      --       515           75
                                                  ------     -----       ------
          Deferred:

                  Federal.....................       124       143          165
                  State     ..................        25        29           30
                  Other     ..................        --                     --
                                                  ------     -----       ------
                                                     149       172          195
                                                  ------     -----       ------
                                                  $  149     $ 662       $  270
                                                  ======     =====       ======

       Infu-Tech had recorded a Federal and state income tax payable of $194 which is included in other current liabilities in the accompanying June 30, 1998 balance sheet.

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

       The following table reconciles the Federal income tax provision (benefit) computed at statutory Federal income tax rates applied to income (loss) from continuing operations to the provision (benefit) for income taxes.

                                                                    Years Ended June 30,
                                                                    --------------------
                                                              1998          1997             1996
                                                              ----          ----             ----
          Federal income tax provision (benefit) at
              statutory rate applied to income (loss)
              from continuing operations..................$   (961)      $  (1,049)     $     119
          State income tax provision, (benefit), net
              of Federal income tax benefit                   (194)           (216)            24
          Extraordinary gains (loss)......................     (36)          2,128            319
          Change in valuation allowance...................   1,292              --           (203)
          Allowance for temporary differences                   --            (162)            --
          Permanent difference arising from
              acquisitions and dispositions                     --              --             --
          Refunds of prior years' Federal income taxes                          --             --
          Other  .........................................      48             (39)            11
                                                          --------       ---------      ---------
                                                          $    149       $     662      $     270
                                                          ========       =========      =========


       The Company has approximately $11,947 of net operating tax loss carryforwards for federal income tax purposes which will expire in the years 2005 through 2011.

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets are as follows:

                                                                                              June 30,
                                                                                      ------------------------
                                                                                      1998                1997
                                                                                      ----                ----
          Net deferred income tax assets:

              Allowances for uncollectible accounts receivable.....................$     1,509     $     1,743
              Net operating tax loss carryforwards.................................      4,551           3,225
              Cumulative unrealized losses on translation of foreign
                currency debt......................................................         34             (66)
              Compensated absences, principally due to accrual for
                financial reporting purposes.......................................        335             328
              Difference between book and tax bases of investment in
                subsidiary.........................................................       (686)           (662)
              Difference between book and tax bases of property and
                equipment..........................................................         74              89
              Other         .......................................................        103             122
                                                                                   -----------      ----------
                  Sub-total........................................................      5,920           4,779
          Valuation allowance......................................................     (5,369)         (4,077)
                                                                                   -----------      ----------
                Net deferred income tax assets.....................................$       551      $      702
                                                                                   ===========      ==========


       A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based upon the Company's historical losses from operations before extraordinary gains, the Company has recorded a valuation allowance of $5,369. This represents a 100% valuation allowance for all net deferred income tax assets, except for part of those pertaining to its 58% owned subsidiary, Infu-Tech. Infu-Tech has historically been profitable and anticipates taxable income in future years. In the opinion of management, Infu-Tech will realize the net deferred income tax assets.

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

11.    Other Income, Net

       Other income (expense) is comprised as follows:

                                                                    Years Ended June 30,
                                                                    --------------------
                                                              1998          1997            1996
                                                              ----          ----            ----

          Gains on sales and leasebacks of property
              and equipment ...............................$   --      $      --      $      417
          Gains (losses) on translation of foreign
              currency debt................................    82            161             130
          Amortization of deferred income related to
              non-compete agreement .......................     --            72             126
          Other, net ......................................   664(a)         308            (123)
                                                           ------      ---------      ----------
                                                           $  746      $     541      $      550
                                                           ======      =========      ==========


       (a) Of this amount, $543 relates to the review and writeoff of accounts payable, partially related to the previous sale of two nursing homes.

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

          The following is a schedule of future minimum annual rental payments required under operating leases as of June 30, 1998:

    Year ending                        Nursing
      June 30,                          Homes         Office       Equipment           Total
    -----------                        -------        ------       ---------           -----
    1999.............................      318           370              3              691
    2000.............................      321           325           ---               646
    2001.............................      286            49           ---               335
    2002.............................      266            25           ---               291
    2003 and thereafter..............      200             4           ---               204
                                        ------        ------           ----           ------
                                        $1,705        $1,259           $  3           $2,967
                                        ======        ======           ====           ======


Rent expense was $901, $668 and $2,764 in 1998, 1997 and 1996, respectively.

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

       Employment Commitments

       The Company has an employment agreement with its Chairman of the Board and President, who is also Chairman of the Board of Infu-Tech, Inc., through July 2000. He renders services to Kuala for a salary of $250 per year. Pursuant to this employment agreement, he is entitled to a bonus based upon an increase in the market capitalization of the Company (based on a fixed number of shares as defined in the agreement), above the 1995 base year. As of June 30, 1998, a bonus payable of $642 has been reflected which is net of $108 payable by Infu-Tech. No amount was earned in the prior period, prior to the 1:3 reverse stock split of the Company, that was effected in January 1998.

       Contingencies

       The Company is obligated to issue 33,333 shares of common stock, should the holders of warrants of the Company's common stock, which expire in December 1998, elect to exercise their warrants, at an average of $7.50 per share.

       The Company recorded as a receivable an amount of $591 based on a settlement of Medicaid audits. The Company has received a payment of $175, with the balance being held by a State agency to offset purported claims. The Company has filed a legal action to enforce the settlement to receive the balance of the settlement amount.

       Participants in the health care market are subject to lawsuits based upon alleged negligence or similar legal theories. The Company currently has in force general liability insurance, including professional and product liability, with coverage limits of $10 million, per occurance, which is subject to annual renewal. The Company has not recorded any related loss liabilities as of June 30, 1998.

       In March 1997, the Company exchanged 600,000 shares of common stock to extinguish liabilities of $2,542, based on the fair value of shares. Of this, $1,192 was reflected as an extraordinary gain in the results of operations in 1997.

       In the opinion of management, the ultimate liability with respect to these activities will not materially affect the financial position or results of operations of the Company.

13.    Distribution Agreement

       In November 1994, the Company entered into a distribution agreement with a drug manufacturer under which the company provides a specific home infusion therapy utilizing the manufacturer's drug. This agreement was renewed in January 1998 for another year. Under this agreement, accounts payable to the drug manufacturer ($1,210 at June 30, 1998) are secured by the Company's inventories of the drug ($118 at June 30, 1998) and related accounts receivable ($1,121 at June 30, 1998).

14.    Business and Credit Concentrations

       The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) patients' benefits payable under health insurance programs, plans or policies (e.g., Medicare, Medicaid, Blue Cross, health maintenance organizations, and commercial insurance policies). At June 30, 1998, the Company had gross receivables from the Federal Government (Medicare) of approximately $3,600 and from various state Medicaid programs of approximately $3,500 at June 30,1998 and $5,243 and $4,982, respectively, at June 30, 1997.

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

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

                                                                         Years Ended
                                                                           June 30,
                                                          -----------------------------------------
                                                              1998            1997          1996
                                                              ----            ----          ----

          Revenues:

          Nursing home services...........................$    34,994    $    44,033    $    44,440
          Infu-Tech . . . . ..............................     26,029         26,003         24,114
          Other services and eliminations.................      2,903            658          1,326
                                                          -----------    -----------    -----------
              Consolidated................................$    63,926    $    70,694    $    69,880
                                                          ===========    ===========    ===========
          Operating income (loss):

          Nursing home services...........................$     3,393    $     3,660    $     4,329
          Infu-Tech . . . . ...............................       617          1,793          1,745
          Other services . . .............................         43            --             --
          Expenses incurred at corporate headquarters          (2,791)        (2,446)        (1,958)
          Interest and dividend income....................        225            104            221
          Interest and other financing costs..............     (4,904)        (6,343)        (4,044)
          Other income, net...............................        746            541            550
          Less: Minority interest in earnings of
              subsidiaries  ..............................       (154)          (395)          (494)
                                                          -----------    -----------    -----------
              Consolidated................................$    (2,825)   $    (3,086)   $       349
                                                          ===========    ===========    ===========

          Assets:
          Nursing home services...........................$    50,506    $    54,855    $    61,592
          Infu-Tech    ...................................     12,122         11,618          9,484
          Corporate    ...................................      3,889          4,877          7,366
                                                          -----------    -----------    -----------
              Consolidated................................$    66,517    $    71,350     $   75,572
                                                          ===========    ===========    ===========

          Depreciation and amortization of property
              and equipment
          Nursing home services...........................$     1,435    $     1,655     $    1,331
          Infu-Tech    ...................................        152            139            108
          Corporate    ...................................        111            125             98
                                                          -----------    -----------    -----------
              Consolidated................................$     1,698    $     1,919     $    1,537
                                                          ===========    ===========    ===========
          Capital expenditures:
          Nursing home services...........................$       571    $       298     $   47,472
          Infu-Tech    ...................................        243             62             19
          Corporate    ...................................        --              14            101
                                                          -----------    -----------    -----------
              Consolidated  ..............................$       814    $       374     $   47,592
                                                          ===========    ===========    ===========

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

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

       The carrying amounts of short term financial instruments are reasonable estimates of their fair values. The carrying value of long term debt approximates its fair value. While interest rates have generally declined, the cost of borrowing to the Company has not changed significantly.

17.    Fourth Quarter Adjustments and Changes in Estimates
       Changes in Estimates

       During the fourth quarter of 1998, the Company conducted a review of annually submitted Medicare cost reports and reflected a reduction of $500 in anticipated Medicare receipts in order to more reasonably estimate the balance in consideration of the current reimbursement environment..

       During 1997, the Company evaluated various liabilities and accruals in the nursing home operation. The result of this review enabled the Company to write back to income $1,252 from various liabilities and payables not expected to be paid. Further, a settlement with a vendor enabled the Company to reduce a liability by $460 of which $190 was reflected in the fourth quarter.

       Fourth Quarter Adjustments.

       Personnel Expenses

       As described in note 12 regarding Employment Commitments, the Company reflected a bonus payable of $642 to its Chairman and President during the fourth quarter of fiscal 1998. A bonus payable of $108 by Infu-Tech, Inc. to its and the Company's Chairman of the Board and President was also reflected during the fourth quarter. No such bonus was earned in the prior fiscal year.

       Extraordinary Losses

       A Company subsidiary sold a medical building located in West Orange, New Jersey for $1,200, resulting in an extraordinary loss of $256 during the fourth quarter of fiscal 1998.

       Provision for Uncollectible Accounts

       The Company conducted a comprehensive review of days outstanding of its accounts receivable. As a result, it increased the provision for uncollectible accounts by approximately $500 during the fourth quarter of 1998 to better estimate their net realizable value.

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

       Miscellaneous Accrued Expenses

       During the fourth quarter of 1998, miscellaneous accrued expenses of approximately $200 were reflected by the Company, primarily attributed to recognition of various legal expenses.

       The Company's 58% owned subsidiary Infu-Tech recorded the following adjustments in the fourth quarter of fiscal year 1997. No such adjustments were necessary for the fourth quarter of fiscal 1998.

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

       Reserve for Uncollectible Accounts

       Beginning in the quarter ending March 31, 1997, Infu-Tech reviewed its allowance for uncollectible accounts in light of its changed payor mix. Infu-Tech's business focus is on managed care relationships which now accounts for 73% of its payor mix. The managed care relationships are generally governed by contracts which provide for payment within defined terms. Infu-Tech's collection experience for these contracts has been good and greatly improved from the historical collection experience upon which the allowance for uncollectible accounts had been established. As a result of this review, the allowance for uncollectible accounts was reduced by a total of $1,366 before taxes ($348 in the quarter ending March 31, 1997, and a further $1,018 in the fourth quarter of fiscal
       1997) resulting in a credit to the provision for the year of $196 compared to a charge of $1,269 in the prior year.

18.    Liquidity

       During fiscal 1998, the Company experienced a decrease in working capital resulting in a negative current ratio. Although the Company continues to experience cash flow constraints, it anticipates being able to meet its financial obligations from fiscal 1999 operations. In addition, the Company has signed a non-binding letter of intent with a purchaser of nursing homes to sell a 49% interest in five of the Company's nursing homes. Furthermore, cash realized from the sale of certain other assets could assist the Company, where necessary, in meeting its obligations.

19.    Subsequent Event

       In September, 1998, the Company signed a non-binding letter of intent with Care One, LLC, a privately held New Jersey based long term care company, for the acquisition by Care One of a 49% interest in its five nursing homes and a 100% interest in the Company's institutional pharmacy business. Care One would have the option to purchase the remaining 51% interest in the nursing homes in the future. Furthermore, an assisted living joint venture will be formed with the Company initially contributing its 120 unit project based in Norwood, New Jersey. The Company would receive approximately $15 million in cash for its 49% interest in its nursing homes and its institutional pharmacy business. The Company would also receive $2 million for a 49% interest in the assisted living venture.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      KUALA HEALTHCARE, INC.

       Date: October   , 1998                  By:    /S/  JACK ROSEN
             ----------------                         ---------------------
                                                      Chairman of the Board


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated:

          /S/  JACK ROSEN                      Chairman of the Board, Director
       ---------------------------             (Principal Executive Officer)
               Jack Rosen

          /S/  ROY SMOLARZ                     Executive Vice President
       ---------------------------             (Principal Financial Officer)
               Roy Smolarz

          /S/  KATHLEEN GAGE                   Principal Accounting Officer
       ---------------------------
               Kathleen Gage

          /S/  JOSEPH ROSEN                    Director
       ---------------------------
               Joseph Rosen

          /S/  ISRAEL INGBERMAN                Director
       ---------------------------
               Israel Ingberman

          /S/  JOSEPH M. GIGLIO                Director
       ---------------------------
               Joseph M. Giglio

          /s/  Carl D. Glickman                Director
       ---------------------------
               Carl D. Glickman

          /s/  Bruce Slovin                    Director
       ---------------------------
               Bruce Slovin

                                                                     Schedule II

                             KUALA HEALTHCARE, INC.
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
                    Years Ended June 30, 1998, 1997 and 1996

                                    Column A          Column B           Column C           Column D         Column E
                                                              Additions
                                                              ---------
                                    Balance at       Charged to                                               Balance
                                    beginning         cost and                                                at end
  Description                       of period         expenses            Other           Deductions (a)     of period
  -----------                       ----------       ----------           -----           --------------     ---------
  Allowance for
  uncollectible
  accounts:
      1998                          $4,252            $  625              $     --           $1,196           $3,681
                                    ======            ======              ========           ======           ======
      1997                          $4,193            $  (66)             $    513           $  388           $4,252
                                    ======            ======              ========           ======           ======
      1996                          $3,712            $1,210              $     --           $  729           $4,193
                                    ======            ======              ========           ======           ======




(a) Uncollectible accounts charged-off during the year, net of recoveries.

                                                                      Exhibit 11

                             KUALA HEALTHCARE, INC.
                        Calculation of Earnings Per Share
                            Year ended June 30, 1998
               (Dollars in thousands, except per share amounts)

Earnings Per Share: (restated for 1:3 common stock split)

    Net income (loss) available to common shareholders..............$    (3,194)
                                                                    ===========
       Weighted average shares......................................  3,375,661
       Plus: Incremented shares from assumed conversions warrants ..         --

       Dilutive potential common shares.............................         --
       Adjusted weighted average shares.............................  3,375,661

Basic EPS

       Income (loss) before extraordinary item......................$     (0.92)
       Extraordinary item...........................................      (0.03)
                                                                    -----------
       Net income (loss) ...........................................$     (0.95)
                                                                    ===========
Diluted EPS

       Income (loss) before extraordinary item......................$     (0.92)
       Extraordinary item...........................................      (0.03)
                                                                    -----------
       Net income  .................................................$     (0.95)
                                                                    ===========

                                                                    Exhibit 11.1
                             KUALA HEALTHCARE, INC.
                        Calculation of Earnings Per Share
                            Year ended June 30, 1997
               (Dollars in thousands, except per share amounts)

Earnings Per Share: (restated for 1:3 common stock split)

Net income available to common shareholders....................$    1,313
                                                               ==========
Adjustment of shares outstanding:

       Weighted average number of shares outstanding........... 3,199,886
       Average net additional equivalent shares issuable.......   181,182
                                                               ----------
       Weighted average number of common and common
       equivalent shares....................................... 3,381,068
                                                               ==========
Earnings per share.............................................$     0.39
                                                               ==========

                                                                    Exhibit 11.2
                             KUALA HEALTHCARE, INC.
                        Calculation of Earnings Per Share
                            Year ended June 30, 1996
               (Dollars in thousands except per share amounts)

Earnings Per Share: (restated for 1:3 common stock split)

Net income available to common shareholders................................$       786
                                                                           ===========
Adjustment of shares outstanding:
       Weighted average number of shares outstanding.......................  2,673,879
       Average net additional equivalent shares issuable...................    132,240
                                                                           -----------
       Weighted average number of common and common equivalent shares......  2,806,119
                                                                           ===========
Earnings per share.........................................................$       .28
                                                                           ===========
The above does not give effect to the assumed conversion of the 6%
SFr convertible bonds since the effect is antidilutive as shown below:

       Net income available to common shareholders.........................$       786
       Add after tax effect of eliminating interest expense
          applicable to 6% SFr convertible bonds...........................         55
                                                                           -----------
       Net income as adjusted..............................................$       841
                                                                           ===========
       Weighted average number of common and common
         equivalent shares.................................................  2,814,768
       Additional weighted average shares from assuming
         conversion of 6% SFr convertible bonds............................      6,253
                                                                           -----------
       Weighted average number of common and common
         equivalent shares, as adjusted....................................  2,821,021
                                                                           ===========
Earnings per share.........................................................$       .30
                                                                           ===========


                                                                      Exhibit 21

                             KUALA HEALTHCARE, INC.
                                AND SUBSIDIARIES

The following are the subsidiaries of Kuala Healthcare, Inc..

A)        Alternative Care, Inc. (a Massachusetts corporation).

B)        TNS Nur-Temps, Inc.  (a New York corporation).

C) Temporary Nursing Services of California, Inc. (a California corporation).

D)        Temporary Nursing Services of Florida, Inc. (a Florida corporation).

E) Temporary Nursing Services of Philadelphia, Inc. (a Pennsylvania corporation).

F)        Temporary Nursing Services of Kansas, Inc. (a Kansas corporation).

G)        Temporary Nursing Services of Texas, Inc. (a Texas corporation).

H)        Infu-Tech, Inc. (a Delaware corporation).

          1) Infu-Tech, Inc. (a New Jersey corporation) (formerly Temporary Nursing Services, Inc.).

          2)      Infu-Tech of Florida, Inc. (a Florida corporation).

          3)      Infu-Tech of Illinois, Inc. (a Illinois corporation).

          4) Infu-Tech of Massachusetts, Inc. (a Massachusetts corporation).

          5)      Infu-Tech of New York, Inc. (a New York corporation).

          6)      Infu-Tech of Tennessee, Inc. (a Tennessee corporation).

          7)      Intrx Medical, Inc. (a New Jersey corporation).

I)        TNS Nursing Homes, Inc. (a Delaware corporation).

          1)     Jayber, Inc. (a New Jersey corporation).

          2)     Pompton Avenue Associates, Inc. (a New Jersey corporation).

          3)     Cape May Care Center, Inc. (a New Jersey corporation).

          4)     Hilltop Care Center, Inc. (a New Jersey corporation).

          5)     P.V.M. Associates, Inc. (a Florida corporation).

          6)     Continental Beachview, Inc. (a New Jersey corporation).

          7)     Continental Beachview Realty, Inc. (a New Jersey corporation).

          8)     Continental Norwood, Inc. (a New Jersey corporation).

          9)     Continental Norwood Holdings, Inc. (a New Jersey corporation).

          10) TNS Nursing Homes of Pennsylvania, Inc. (a Pennsylvania corporation).

          11)    Continental Teaneck Realty, Inc. (a New Jersey corporation).

          12)    Continental Riverview Realty, Inc. (a New Jersey corporation).

J)        Continental Media, Inc. (a Delaware corporation).

K)        Continental Home Care, Inc. (a New Jersey corporation).

          1)      Marketech, Inc. (a Delaware corporation).

L)        TNS Certified Home Health Care Corp. (a New York corporation).

M) Mid-South Comprehensive Home Health and Hospice, Inc. (a Tennessee corporation).

N)        Mid-South Staffing Services, Inc. (a Tennessee corporation).

O)        Continental Florida Management, Inc. (a Delaware corporation).

P)        TNS Home Life Support System, Inc. (a New Jersey corporation).

Q)        CH Acquisition, Inc. (a Delaware corporation).

R) CompreMedx Corporation (a Delaware corporation) (formerly CompreMedx Cancer Centers Corporation).

          1)      Medparc Development Corp. (a New Jersey corporation).

          2) CompreMedx Medical Management, Inc. (a New Jersey corporation).

          3) Continental Property Management Corp. (a New Jersey corporation).

          4)      Continental Nutrition Corp. (a Ohio corporation).

          5) CompreMedx Case Management, Inc. (a Delaware corporation) (formerly CompreMedx, Inc.).

          6) CompreMedx Rehabilitation Services, Inc. (a New Jersey corporation).

          7)       CompreMedx Pharmaceuticals, Inc. (a New Jersey corporation).

S)        First American Norwood, Inc. (a New Jersey corporation).

T)        Cambridge Home Health Care, Inc. (a Delaware corporation).

U) Continental Pharmaceuticals International, Inc. (a Delaware corporation) (formerly Continental Sana International, Inc.).

V)        Continental Pharmaceuticals, Inc. (a Delaware corporation).