Form 10-K405/A
period 1998-06-30
KUALA HEALTHCARE INC
filed 1998-10-30
CIK 354761

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

                    YES  X                 No
                       ------                -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 23, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant was $13,384,207.

As of September 23, 1998, 3,409,732 shares of the registrant's common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

                                     None

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS.
--------      ---------------------------------

DIRECTORS

                                                               Served on
                                                             the Board of
                                                               Directors
        Name                                   Age               Since
        ----                                   ---               -----

Jack Rosen..................................    52               1981
Joseph Rosen................................    47               1981
Israel Ingberman............................    52               1981
Joseph Giglio...............................    57               1981
Bruce Slovin................................    62               1988
Carl D. Glickman............................    72               1989

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

         Joseph Rosen has served as a Vice President and as a Director of the Company since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx and Infu-Tech) from their respective dates of incorporation. He became an Assistant Secretary of the Company in March 1983. He first became involved in the health care field in October 1974 with the organization of Jayber, Inc., which operates a nursing home in West Orange, New Jersey and now is a subsidiary of the Company. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises and with Israel Ingberman in nursing home ownership and management ("R-I nursing homes"). He is the brother of Jack Rosen.

         Israel Ingberman has served as Secretary, Treasurer and as a Director of the Company since its incorporation in 1981 and as a director and officer of all its subsidiaries (including CompreMedx and Infu-Tech) from their respective dates of incorporation. He first became involved in the health care field in October 1974 with the organization of Jayber, Inc. He is actively engaged, together with the other Principal Stockholders, in the Rosen-Ingberman Enterprises and in the R-I nursing homes with Joseph Rosen.

         Joseph M. Giglio has been a director of the Company since January 1983 and is also a Director of Infu- Tech. Since September 1996, he has been serving as Executive Professor at the Graduate School of Business at Northeastern University. Since December 1993, he has been serving as the Chairman of Apogee Research, Inc., an infrastructure consulting firm. From December 1993 until August 1994, he was the Senior Advisor to the First Southwest Company. From April 1992 to November 1993, he was an Executive Vice President of Smith Barney & Co. And from June 1991 to April 1992, he was a Managing Director of that firm. From January 1990 to June 1991, he was the President of Chase Municipal Securities, Inc., an affiliate of The Chase Manhattan Bank, N.A. From August 1988 through December 1989, Mr. Giglio was a Senior Vice President at Chase Securities, Inc. in the Municipal Finance Division. For more than five years prior to joining Chase, Mr. Giglio was the Senior Managing Director of the Public Finance Department at Bear Stearns & Co., Inc. Mr. Giglio served as Chairman of the National Council on Public Works Improvement, which released its final report, "Fragile Foundation," in February 1988. Mr. Giglio chaired the U.S. Senate Budget Committee's Private Sector Advisory Panel on Infrastructure Financing. He serves on the board of directors of The Hudson Institute. Mr. Giglio has served as an Associate Professor of Finance at New York University. He is a graduate of Rutgers University, and holds a Master of Public Administration degree from New York University and a Master's degree in Business from Columbia University.

         Carl D. Glickman has been a director of the Company since August 1989 and is also a Director of Infu- Tech. Since 1953, he has been the president of The Glickman Organization, a real estate ownership and management company. In addition, Mr. Glickman is a director of Bear Stearns Companies, Inc. (an investment banking company), Jerusalem Economic Corporation (an Israeli real estate company), Alliance Tyre and Rubber Co. (an Israeli tire manufacturer), Lexington Corporate Properties, Inc. (a real estate investment trust), and Office Max, Inc. (an office supply retailer).

         Bruce Slovin has been a Director of the Company since June 1988 and is also a Director of Infu-Tech. Mr. Slovin is a graduate of Harvard Law School and Cornell University. Since 1980, he has been president and a director of MacAndrews & Forbes Group, Inc., an industrial holding company. Since 1985, he has been president and a director of Revlon Group Incorporated, a consumer products holding company. In addition, Mr. Slovin is a director of Andrews Group Incorporated (industrial holding company), M&F Worldwide Corp., (producer of licorice extract and other flavoring agents) and Cantel Industries, Inc. (distributor of medical equipment).

ITEM 11.          EXECUTIVE COMPENSATION.
-------           -----------------------
         The following table sets forth the compensation received during each of the years ended June 30, 1998, 1997 and 1996, by the Company's chief executive officer and its other executive officers whose annual salary and bonus from the Company during fiscal 1998 totalled more than $100,000:


                                               SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Annual Compensation                    Long-Term Compensation
                                                  ------------------------------------------------------------------
                                                                                          Awards            Payouts
                                                                                          --------------------------
                                                                       Other
                                                                       Annual     Restricted                             All Other
                                                                      Compen-       Stock       Options/      LTIP        Compen-
    Name and Principal                      Salary        Bonus        sation      Award(s)       SARs       Payouts       sation
         Position                  Year      ($)*          ($)*         ($)          ($)           (#)         ($)          ($)
-----------------------------------------------------------------------------------------------------------------------------------
Jack Rosen, Chairman,              1998    400,000      $792,100                                 100,000
  President and Chief              1997    368,000       150,000        None         None         None        None          None
  Executive Officer                1996    300,000         None                                    --
-----------------------------------------------------------------------------------------------------------------------------------

Israel Ingberman                                                                                  3,333
  Treasurer, Secretary             1998    150,000                                   None         None        None          None
  and President of TNS             1997    150,000         None         None                       --
  Nursing Homes, Inc.              1996*   150,000
-----------------------------------------------------------------------------------------------------------------------------------

*        Includes compensation paid by Infu-Tech
-------------------------------------------------------------------------------

DIRECTORS' COMPENSATION

         Since 1993, the directors have waived directors' fees (which, prior to 1993, had been paid to directors who were not employees at the rate of $10,000 plus $500 for each directors' meeting attended). Since 1994 Directors have received options in consideration of their waiver of directors fees. In January 1997 the Board of Directors approved the annual grant of options to purchase 10,000 shares of the Company's common stock to each of the independent directors. During February, 1998, the Compensation Committee approved the grant of stock options to Joseph Rosen and Israel Ingberman to purchase 10,000 common shares each (prior to the one-for-three reverse split of its common stock).

OPTION PLANS

         The following table sets forth certain information with regard to options granted during the year end June 30, 1998 to the Company's chief executive officer and its other executive officers whose salary and bonus from the Company during 1998 totalled more than $100,000:


                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Potential Realizable Value
                                                                                                    at Assumed Annual Rates
                                                                                                  of Stock Price Appreciation
                                        Individual Grants                                               For Option Term
-----------------------------------------------------------------------------------------------------------------------------------

                                                    Percent of
                                                      Total
                                    Number of      Options/SARs
                                   Securities       Granted to
                                   underlying      Employees in     Exercise or
                                   option/SARs     Fiscal Year      Base Price      Expiration
             Name                  Granted (#)         (%)            ($/Sh)           Date          5% ($)          10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Jack Rosen                          100,000            44             5.82            1/26/03      $160,800       $355,300
-----------------------------------------------------------------------------------------------------------------------------------
Israel Ingberman                      3,333(1)        1.5             7.98           01/15/08        16,700         42,400
===================================================================================================================================

       The following table sets forth certain information with regard to exercises of options and SARs during year end June 30, 1998 and options and SARs held at June 30, 1998.


                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                   AND FISCAL YEAR-END OPTION/SAR VALUES
-----------------------------------------------------------------------------------------------------------------------------------

                                                                Number of Securities        Value of Unexercised
                                                               Underlying Unexercised           in-the-Money
                                                                    Options/SARs                Options/SARs
                                                                 at Fiscal Year-End*         at Fiscal Year End
                                                                         (#)                        ($)**
                                                               --------------------------------------------------------------------
                               Shares            Value
                            Acquired on         Realized           Exercisable(E)/             Exercisable(E)/
          Name              Exercise (#)          ($)             Unexercisable(U)            Unexercisable(U)
-----------------------------------------------------------------------------------------------------------------------------------

Jack Rosen                      --                --                    166,667(E)                 $750,000(E)
                                                                        100,000(U)                  168,000(U)
-----------------------------------------------------------------------------------------------------------------------------------
Israel Ingberman                --                --                          0(E)                        0(E)
                                                                          3,333(U)                        0(U)
===================================================================================================================================

*   The Corporation has not granted any SARs.

** Based upon the amount by which the market price of the Company's Common Stock on June 30, 1998 ($7.00 per share) exceeded the exercise price of the options.

(1) Adjusted to give effect to a 1-3 reverse split in January 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         During the year ended June 30, 1998, the Company's Compensation Committee reviewed and approved the compensation of the Chairman of the Board. Compensation of the Company's senior executive officers, other than its Chairman of the Board, was set by the Chairman of the Board.

         Transactions between the Company and members of its Board of Directors during fiscal 1998 were as follows:

         Early in 1990 a dispute over management fees between the Company and three nursing homes owned by the Principal Stockholders was resolved by the nursing homes' agreeing to pay a total of $1,940,000 in satisfaction of all their December 31, 1989 obligations to the Company. In early 1992, the settlement agreement between the Company and the three nursing homes was modified to provide that the then-existing balance of $1,046,000 would be paid in sixteen equal quarterly payments of $76,000 each (which included interest at 7 1/2%
and principal) beginning June 15, 1992 and continuing through March 15, 1996. The balances remaining on the modified settlement agreement at December 31, 1994 and 1993 (including accrued interest due to payment delinquencies) were $839,000 and $783,000. In January 1995 the settlement agreement was further modified to provide for a $227,000 principal and interest payment to be made on or before March 30,1995 and the remaining balance of $626,000 to be paid in twelve equal quarterly installments of $60,000 each (including interest at 8 1/2%) beginning July 1, 1995 and continuing through March 31, 1998. In June 1997, a credit of $300,000 was applied against the balance then due, because the purchase price obtained by the Company for the sale of one of its properties was enhanced by $300,000 due to the contemporaneous sale of a property owned by the principal stockholders to the same buyer. The remaining balance was paid prior to June 1998.

         At June 30, 1998, the Company was owed a total of $246,000 from two entities owned by the Principal Stockholders resulting from loans to the entities from various corporations which now are subsidiaries of the Company, but which were not owned by the Company when the loans were made.

         During fiscal 1998, the Company (including its Infu-Tech subsidiary) was charged $31,000 by a corporation owned by Jack Rosen for use of an airplane owned by that corporation. The Company believes the rates it was charged for use of that airplane were lower than those which would have been available from an independent charter company for use of a similar airplane.

         During fiscal 1998, Carl Glickman, a director of the Company and Infu-Tech, was paid $54,000 by the Company for financial consulting fees.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------         ---------------------------------------------------------------

         The following table contains information concerning the ownership of the Company's Common Stock on September 30, 1998 by each person known to the Company to be a beneficial owner of more than 5% of any class of the Company's voting securities, by the Company's directors, by each of the executive officers of the Company who was among the five most highly compensated executive officers of the Company in 1998 and by directors and executive officers as a group are as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Amount and Nature
                                    Name and Address                           of
   Title of Class                 Of Beneficial Owner                 Beneficial Ownership         Percent of Class
-----------------------------------------------------------------------------------------------------------------------------------
Common Stock           Colonial Management Associates, Inc.                     176,666 shares                       5.2%
                       1 Financial Center
                       Boston, MA  02111

Common Stock           U.S. Management, Inc.                                    180,392 shares                       5.3%
                       129 South 8th Street
                       Brooklyn, NY  11211

Common Stock           Private Opportunity Partners, II Ltd.                    258,333 shares                       7.6%
                       201 South Biscayne Blvd., Suite 2950
                       Miami, FL  33131

Common Stock           Carl D. Glickman                                      36,000 shares (a)                       1.1%
                       1140 Leader Building
                       526 Superior Avenue East
                       Cleveland, OH 44114

Common Stock           Israel Ingberman                               290,122 shares (a)(b)(c)                       8.5%
                       910 Sylvan Avenue
                       Englewood Cliffs, NJ  07632

Common Stock           Jack Rosen                                     573,398 shares (a)(b)(c)                      16.8%
                       910 Sylvan Avenue
                       Englewood Cliffs, NJ  07632

Common Stock           Joseph Rosen                                   310,941 shares (a)(b)(c)                       9.1%
                       910 Sylvan Avenue
                       Englewood Cliffs, NJ  07632

Common Stock           Bruce Slovin                                          45,333 shares (a)                       1.3%
                       35 E. 62nd Street
                       New York, NY 10021

Common Stock           Joseph M. Giglio                                      48,851 shares (a)                       1.4%
                       4350 East West Highway, Suite 600
                       Bethesda, MD 20814

Common Stock           All directors and executive officers                   1,304,645 shares                      38.2%
                       as a group (6 persons)

 -----------------
(a) Includes shares of Common Stock issuable on exercise of outstanding stock options which were exercisable within 60 days after September 30, 1998 as follows: Mr. Jack Rosen, 266,666 shares; Mr. Joseph Rosen, 3,333 shares; Mr. Ingberman, 3,333 shares; Mr. Giglio, 38,333 shares; Mr. Glickman, 35,000 shares; Mr. Slovin, 38,333 shares; all directors and executive officers as a group, 384,998 shares.

(b) Includes shares of common stock held by children as follows: Jack Rosen, 6,500 shares, Joseph Rosen, 3,250 shares and Israel Ingberman, 13,888 shares.

(c) Includes shares of common stock held as Custodian for children as follows: Jack Rosen, 41,666 shares, Joseph Rosen, 48,166 shares and Israel Ingberman, 27,777 shares.

         On September 23, 1998, Cede & Co. owned of record 2,243,147 shares of the Company's Common Stock, constituting 65.8 % of the outstanding Common Stock. The Company understands those shares were held beneficially for members of the New York Stock Exchange, some of whom may in turn have been holding shares beneficially for customers.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------           -----------------------------------------------

         Transactions between the Company and members of its Board of Directors are described under "Compensation Committee Interlocks and Insider Participation."

FILING OF REPORTS

         To the best of the Company's knowledge, no director, officer, or beneficial owner of more than 10% of the Company's stock failed to file on a timely basis reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended, with regard to the year ended June 30, 1998.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KUALA HEALTHCARE, INC.

                                            By:  /S/ JACK ROSEN
                                               --------------------------------
Date: October , 1998                                 Jack Rosen
                                               Principal Executive Officer