Form 10-Q
period 1998-09-30
KUALA HEALTHCARE INC
filed 1998-11-24
CIK 354761

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

                         Commission File Number 0-11895

                             KUALA HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

  Delaware                                            22-2362097
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                  910 Sylvan Avenue, Englewood Cliffs, NJ 07632
                    (Address of principal executive offices)

                                 (201) 567-4600
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes    No X
                                                         ----  ----

     As of November 16, 1998, the Registrant had outstanding 3,409,732 shares of its $.06 par value Common Stock.

--------------------------------------------------------------------------------

                             KUALA HEALTHCARE, INC.

                                      Index



Part I - Financial Information:

                                                                                                     Page
                                                                                                     ----

         Item 1
         ------
           Consolidated Balance Sheets at September 30, 1998 (Unaudited)
           and June 30, 1998......................................................................... 3

         Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 1998 and 1997......................................................... 4

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 1998 and 1997......................................................... 5 - 6

         Notes to Unaudited Consolidated Financial Statements........................................ 7 - 8

         Item 2
         ------

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................................... 9 - 11
Part II - Other Information.......................................................................... 12
          Signatures................................................................................. 14

                             KUALA HEALTHCARE, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                           September 30,  June 30,
                                                                                               1998          1998
                                                                                               ----          ----
                                                                                           (Unaudited)    (Audited)
                                                 ASSETS
Current assets:
   Cash and cash equivalents..............................................................  $    514      $    395
   Patients' funds........................................................................       188           204
   Accounts receivable, net of allowances for uncollectible accounts
     of $3,562 and $3,681.................................................................    14,088        13,763
   Inventories............................................................................     1,722         1,987
   Deferred income taxes..................................................................       551           551
   Prepaid expenses and other current assets..............................................     1,186           993
                                                                                            --------      --------

       Total current assets...............................................................    18,249        17,893

Property and equipment, at cost, net of accumulated depreciation
   and amortization of $6,345 and $5,937..................................................    44,611        44,724
Goodwill, net of accumulated amortization.................................................       121           125
Other assets..............................................................................     3,323         3,775
                                                                                            --------      --------

       Total assets.......................................................................  $ 66,304      $ 66,517
                                                                                            ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long term debt......................................................  $  3,052      $  3,916
   Income taxes payable...................................................................       185           180
   Accounts payable.......................................................................    11,489        10,389
   Other current liabilities..............................................................     4,383         4,708
                                                                                            --------      --------

       Total current liabilities..........................................................    19,109        19,193

Long-term debt, net of current portion ...................................................    41,322        40,916
Mandatorily redeemable preferred stock (includes $875 current portion)....................       896         1,114
                                                                                            --------      --------

       Total liabilities..................................................................    61,327        61,223
                                                                                            --------      --------

Minority interest in subsidiary   ........................................................     2,612         2,578

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.02 par value; $100 liquidation preference; 1,000,000
     shares authorized; 13,884 shares outstanding ........................................         1             1
   Series A 11% Convertible Preferred stock $.02 par value, $1,000 liquidation
     preference, 34 shares outstanding....................................................        34            34
   Common stock, $.06 par value; 5,000,000 shares authorized; 3,409,732
     and 3,409,299 shares outstanding ....................................................       208           208
   Additional paid-in capital.............................................................    23,536        23,571
   Accumulated deficit....................................................................   (21,414)      (21,098)
                                                                                            --------      --------

       Total stockholders' equity.........................................................     2,365         2,716
                                                                                            --------      --------

       Total liabilities and stockholders' equity.........................................  $ 66,304      $ 66,517
                                                                                            ========      ========

           See accompanying notes to consolidated financial statements

                             KUALA HEALTHCARE, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------
                                                                                           1998                1997
                                                                                           ----                ----
                                                                                                (Unaudited)
Revenues:
   Nursing home services..............................................................  $   9,004           $   9,255
   Infusion therapy and other medical services........................................      6,430               7,002
                                                                                        ---------           ---------
         Total revenues...............................................................     15,434              16,257
                                                                                        ---------           ---------

Operating expenses:
   Personnel..........................................................................      6,777               6,981
   Medical and nutritional product....................................................      3,650               3,645
   Health care and lodging............................................................      2,084               2,193
   Selling, general and administrative................................................      1,597               1,665
   Provision for uncollectible accounts...............................................         94                 115
   Depreciation and amortization......................................................        412                 362
                                                                                        ---------           ---------

         Total operating expenses.....................................................     14,614              14,961
                                                                                        ---------           ---------

         Income from operations.......................................................        820               1,296

Interest and dividend income..........................................................         62                  16
Interest and other financing costs....................................................     (1,160)             (1,285)
Other income (expense), net...........................................................          1                 204
Less: Minority interest in earnings of subsidiaries...................................        (34)                (65)
                                                                                        ---------           ---------

         Income before income taxes ..................................................       (311)                166

Provision for income taxes............................................................          5                 112
                                                                                        ---------           ---------

         Net (loss) income ...........................................................       (316)                 54
                                                                                        ---------           ---------

Preferred dividends...................................................................        (35)                (35)
                                                                                        ---------           ---------

         Net (loss) income available to common shareholders...........................  $    (351)          $      19
                                                                                        =========           =========

Basic (loss) income per common share..................................................  $ (0.10)            $ 0.00
                                                                                        =======             ======

Diluted (loss) income per common share................................................  $ (0.10)            $ 0.00
                                                                                        =======             ======

Weighted average common shares outstanding:
    Basic.............................................................................  3,409,516           3,373,650
    Diluted...........................................................................  3,409,516           3,543,134

           See accompanying notes to consolidated financial statements

                             KUALA HEALTHCARE, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                          Three Months Ended September 30,
                                                                                          --------------------------------
                                                                                              1998             1997
                                                                                              ----             ----
                                                                                                  (Unaudited)
Operating activities:

   Net (loss) income...............................................................    $     (316)        $     54

   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation expense.......................................................          412              362
         Amortization of deferred financing costs...................................           36               65
         Provision for uncollectible accounts.......................................           94              115
         (Gain) loss on translation of foreign currency debt........................           --                4
         Minority interest..........................................................           34               65
         Increase (decrease) in cash from changes in:
           Patient funds............................................................           16               38
           Accounts receivable......................................................         (419)            (239)
           Inventories..............................................................          265              (21)
           Prepaid expenses and other current assets................................         (193)            (157)
           Other assets.............................................................          416             (160)
           Taxes payable............................................................            5                9
           Accounts payable.........................................................        1,100              (27)
           Other current liabilities................................................         (325)            (873)
                                                                                       ----------         ---------

       Net cash provided by (used in) operating activities..........................        1,125             (765)
                                                                                       ----------         ---------

Investing activities -
   Expenditures for property and equipment .........................................         (295)            (257)
                                                                                       ----------         ---------

       Net cash used in investing activities........................................         (295)            (257)
                                                                                       ----------         ---------

Financing activities:
   Payment on mandatorily redeemable preferred stock................................         (218)            (219)
   Payments on debt.................................................................         (458)            (752)
   Payment of preferred dividends...................................................          (35)             (35)
                                                                                       ----------         ---------

       Net cash used in financing activities........................................         (711)          (1,006)
                                                                                       ----------         ---------

                            (Continued on next page)

                             KUALA HEALTHCARE, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------
                                                                                                 (Unaudited)
                                                                                           1998               1997
                                                                                           ----               ----
Net increase (decrease) in cash and cash equivalents...............................    $    119          $   (2,028)
Cash and cash equivalents, beginning of period.....................................         395               3,796
                                                                                       --------          ----------

Cash and cash equivalents, end of period...........................................    $    514          $    1,768
                                                                                       --------          ----------

Supplemental disclosure of cash flow data:
     Interest paid.................................................................    $  1,124          $    1,158
                                                                                       ========          ===========
     Income taxes paid.............................................................    $   -0-           $      105
                                                                                       ========          ===========

           See accompanying notes to consolidated financial statements

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   The Company
     -----------

     Kuala Healthcare, Inc. (the "Company" or "KUAL") present operations consist primarily of nursing home services and infusion therapy and other medical services. Nursing home services include the ownership, leasing, operation and management of nursing homes. Infusion therapy and other medical services include enteral and other medical services, primarily for patients in nursing homes, and intravenous and other infusion therapies for patients at home and in nursing homes. However, the Company has commenced development of three assisted living projects in New Jersey, totaling 320 beds, and is seeking to focus on developing, acquiring and operating assisted living facilities and other forms of senior housing, primarily in the northeastern United States and possibly in some mid-Atlantic and southeastern states.

     The information below includes forward looking statements. Forward looking statements are subject to risks and uncertainties. In particular, the Company is subject to certain risks and uncertainties as a result of changes that could occur in the healthcare industry, including changes in Medicare and Medicaid reimbursement rates. Also the Company is developing three assisted living projects and has signed a non-binding letter of intent relating to a sale of a 49% interest in its nursing home business and transfer of management of these nursing homes for the purchase of the 49% interest.

2.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Kuala Healthcare, Inc, ("KUAL") and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     KUAL owns 58% of the common stock of Infu-Tech, Inc. ("Infu-Tech"); 42% of the common stock of Infu-Tech is publicly traded. The minority interest in the consolidated financial statements includes the minority stockholders' proportionate share of equity in Infu-Tech.

     In December 1997, KUAL acquired a 75% interest in Bach's Drug Store ("Bach"), a New Jersey limited liability company (LLC) based in Hackettstown, New Jersey, to provide institutional pharmacy services. The minority interest in the consolidated financial statements includes the minority stockholders' proportionate share of equity in Bach.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998, are not necessarily indicative of the result that may be expected for year ending June 30, 1999.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ending June 30, 1998.

                             KUALA HEALTHCARE, INC.

3.   Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents at September 30, 1998 and June 30, 1998 includes $188,000 and $163,000 respectively, held by Infu-Tech. A management and non-competition agreement between KUAL and Infu-Tech, which expires July, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) KUAL.

     The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

4.   Other
     -----

     In September, 1998, the Company signed a non-binding letter of intent with Care One, LLC, a privately held New Jersey based long term care company, for the acquisition by Care One of a 49% interest in its five nursing homes and a 100% interest in the Company's institutional pharmacy business. Care One would have the option to purchase the remaining 51% interest in the nursing homes in the future. Furthermore, an assisted living joint venture would be formed with the Company initially contributing its 120 unit project based in Norwood, New Jersey. The Company would receive approximately $15 million in cash for its 49% interest in its nursing homes and its institutional pharmacy business. The Company would also receive $2 million for a 49% interest in the assisted living venture. Although the letter of intent was signed in September 1998, by late November 1998 the purchaser had performed only preliminary due diligence and contract drafting had not begun. An exclusive period for Care One to attempt to negotiate a contract had expired.

                             KUALA HEALTHCARE, INC.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in the quarterly report and with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

RESULTS OF OPERATIONS

Three Months ended September 30, 1998 Compared with Three Months Ended September 30, 1997

Total revenues for the 1998 quarter were $15.4 million, which is 5.1%, or $.8 million, lower than 1997. This is attributable primarily to a reduction in infusion therapy revenues, partially offset by pharmaceutical sales from a venture entered into in December 1997 (Bach).

Personnel costs decreased by approximately $.2 million, or 2.9% primarily due to a reduction in personnel at the nursing homes.

Costs of medical and nutritional products sold to patients and other customers remained constant at approximately $3.6 million, but increased as a percentage of infusion therapy and other medical services revenues, from 52.0% in 1997 to 56.8% in 1998. This increase is primarily attributable to an increase in Infu-Tech's revenues associated with Ceredase, a high cost drug on which Infu-Tech realizes only a small gross margin, and margin reductions from operating in a managed care environment.

Selling, general and administrative costs remained relatively constant at approximately $1.6 million as compared to $1.7 million in 1997.

The provision for uncollectible accounts remained relatively constant reflecting the Company's efforts in addressing this area.

Other income (expense) net, of $204,000 in 1997 resulted from the re-evaluation of accounts payables of $208,000 offset by an unrealized foreign currency translation loss of $4,000. There were no comparable items in 1998.

Minority interest in earnings of subsidiaries represent the portion of the net income of Infu-Tech and Bach Pharmacy allocable to minority stockholders. The decrease is the result of the lower Infu- Tech net income in 1998 as compared to 1997, offset by the inclusion of Bach starting in calendar 1998.

The provision for income taxes reflects a full tax charge for Infu-Tech, a 58% owned subsidiary, which files its own federal tax return.

The net loss realized by common shareholders in 1998 is ($351,000), or ($.10) cents per share compared to net income available to common shareholders in 1997 of $19,000 or $.00 cents per share.

                             KUALA HEALTHCARE, INC.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had stockholders' equity of approximately $2.4 million and total liabilities of approximately $61.3 million, of which approximately $45.3 million related to debt. The majority of the debt represents mortgages on three facilities, aggegating $36.6 million, as well as a $2.4 million mortgage, refinanced in May 1998, due June 1, 2005 and secured by another facility. Other debt includes: a) SFr 643,820 (approximately $443,000) principal amount of 6% Swiss franc denominated bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); b) SFr 619,500 (approximately $426,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998, which maturity the Company has renegotiated and has commenced making payments; c) $1,213,000 principal amount of 8% notes due 1999; and d) $3,400,000 principal amount of 6% notes due 2003.

In October, 1995, subsidiaries of the Company sold redeemable preferred stock for a total of $3.5 million. In June 1997 when one of the subsidiaries sold the facility it had owned some of the proceeds were used to redeem a portion of the preferred stock. As of September 30, 1998 the preferred stock outstanding was $896,000. Of this, $875,000 is due within 12 months.

In October, 1995, the Company negotiated terms to convert $1,464 in trade accounts payable into notes with interest at a rate of 10%. In September 1998, this agreement was amended to allow for 24 equal monthly payments of the balance due on the notes, along with additional accounts payable, commencing September, 1998. The liability at September 30, 1998 is approximately $1.4 million.

In October, 1996, the Company negotiated terms to convert $143 in trade accounts payable into a note with interest at 10%. In September, 1998, the agreement was amended to allow for the payment of the remaining balance due of approximately $65 over 13 months, commencing October, 1998.

The Company's cash and cash equivalents balance increased from $395 at June 30, 1998 to $514 at September 30, 1998, which includes, at September 30, 1998, $188 held by Infu-Tech. A management and non-competition agreement with Infu-Tech, which expires July, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) KUAL.

Net cash provided by operating activities during the quarter ended September 30, 1998 was approximately $1.1 million as compared to approximately $.8 million used in the 1997 quarter. Cash was provided primarily by cash operating income of $.2 million, an increase in payables of $.8 million, a reduction in prepaid and other assets of $.2 million and inventory $.3 million, partially offset by an increase in accounts receivable of $.4 million.

At September 30, 1998, the Company had a working capital deficiency of approximately $.9 million. Excluding Infu-Tech, which had working capital of $3.5 million, the Company's working capital deficiency would be $4.4 million. The Company has essentially no arrangements under which it can make borrowings.

During the three months ended September 30, 1998, the Company repaid $458 of debt, redeemed $218 of mandatorily redeemable preferred stock and accrued preferred stock dividends of $35 .

While the Company continues to experience cash flow constraints, it continues to use a combination of operating cash flow and realization of assets into cash as a means of meeting ongoing obligations. It has significant assets which can be used for this purpose if needed.

                             KUALA HEALTHCARE, INC.

Impact of Year 2000

The Company is in the process of conducting a review of its business systems, including its computer systems, and has sent written inquiries to its customers, distributors and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. This review is expected to be completed by March 1999. Based on this review, the Company will implement a plan to achieve year 2000 compliance. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred no costs to date due to year 2000 problems. The Company estimates the cost of its year 2000 efforts to be approximately $650,000. The total cost estimate is based on management's current assessment and is subject to change.

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

                             KUALA HEALTHCARE, INC.

Part II - Other Information

         Item 1.        Legal Proceedings
                        -----------------

                        Presently, there are no pending material legal proceedings other than as reported in the Company's Form 10-K for the year ended June 30, 1998.

         Item 2.        Changes in Securities
                        ---------------------

                        None

         Item 3.        Defaults Upon Senior Securities
                        -------------------------------

                        None

         Item 4.        Submission of Matters to Vote of Security Holders
                        -------------------------------------------------

                        None

         Item 5.        Other Information
                        -----------------

                        None

         Item 6.        Exhibits and Reports on Form 8-K
                        --------------------------------

                        A.    Exhibits
                              --------

                              The following exhibits are filled herewith or incorporated herein.

                              1 Calculation of earnings per share - three months ended September 30, 1998 and 1997.


                        B.    Reports on Form 8-K during the quarter ended
                              --------------------------------------------
                              September 30, 1998
                              ------------------

                              None

                                                                     Exhibit A.1

                             KUALA HEALTHCARE, INC.
                        Calculation of Earnings Per Share

                      Three months ended September 30, 1998
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                      1998           1997
                                                      ----           ----

Net (loss) income................................. $ (351,000)    $   19,000
                                                   ==========     ==========


(Loss) income  per common share - Basic........... $    (0.10)    $     0.00
                                                   ===========    ===========

Weighted average common shares outstanding........  3,409,516      3,373,650



(Loss) income per common share - Diluted.......... $    (0.10)    $     0.00
                                                   ===========    ===========

Weighted average common shares outstanding........  3,409,516      3,543,134

                             KUALA HEALTHCARE, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Kuala Healthcare, Inc.

Date: November 23, 1998              By: /S/ JACK ROSEN
      -----------------------        ------------------------------
                                     Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 1998              By: /S/ JACK ROSEN
      -----------------------        ------------------------------
                                     Jack Rosen
                                     Principal Executive Officer

Date: November 23, 1998              /S/ EDWARD J. HALAS
      -----------------------        ------------------------------
                                     Edward J. Halas
                                     Principal Financial Officer