Form 10-Q
period 1998-12-31
KUALA HEALTHCARE INC
filed 1999-02-23
CIK 354761

------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1998

                        Commission File Number 0-11895

                            KUALA HEALTHCARE, INC.
             Formerly known as Continental Health Affiliates, Inc.
            (Exact name of registrant as specified in its charter)


            Delaware                                         22-2362097
       (State of other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

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

         As of February 5, 1999, the Registrant had outstanding 3,409,730 shares of its $.06 par value Common Stock.



------------------------------------------------------------------------------

                            KUALA HEALTHCARE, INC.

                                     Index

Part I - Financial Information:


                                                                                                    Page
         Item 1

         Consolidated Balance Sheets at December 31, 1998 (Unaudited)
           and June 30, 1998......................................................................   3

         Consolidated Statements of Operations (Unaudited) for the three months
           ended December 31, 1998 and 1997.......................................................   4

         Consolidated Statements of Operations (Unaudited) for the six months ended
           December 31, 1998 and 1997.............................................................   5

         Consolidated Statements of Cash Flows (Unaudited) for the six months
           ended December 31, 1998 and 1997.......................................................   6 - 7

         Notes to Unaudited Consolidated Financial Statements.....................................   8 - 9

         Item 2

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................................   10- 13

Part II - Other Information.......................................................................   14

         Signatures...............................................................................   15






                            KUALA HEALTHCARE, INC.
                          Consolidated Balance Sheets
                            (Dollars in thousands)



                                                                                                December 31,      June 30,
                                                                                                   1998             1998
                                                                                                   ----             ----
                                                                                                (Unaudited)      (Audited)

                                                 ASSETS
Current assets:
   Cash and cash equivalents...............................................................       $    183        $    395
   Patients' funds ........................................................................            188             204
   Accounts receivable, net of allowances for uncollectible accounts
     of $4,202 and $3,681 .................................................................         14,794          13,763
   Inventories ............................................................................          1,818           1,987
   Deferred income taxes ..................................................................            551             551
   Prepaid expenses and other current assets ..............................................          1,363             993
                                                                                                  --------        --------

       Total current assets ...............................................................         18,897          17,893

Property and equipment, at cost, net of accumulated depreciation
   and amortization of $6,638 and $5,937 ..................................................         44,350          44,724
Goodwill, net of accumulated amortization .................................................            117             125
Other assets ..............................................................................          2,640           3,775
                                                                                                  --------        --------

       Total assets.......................................................................        $ 66,004        $ 66,517
                                                                                                  ========        ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long term debt......................................................        $  3,043        $  3,916
   Income taxes payable ...................................................................            243             180
   Accounts payable .......................................................................         12,425          10,389
   Other current liabilities ..............................................................          3,510           4,708
                                                                                                  --------        --------

       Total current liabilities ..........................................................         19,221          19,193

Long-term debt, net of current portion ....................................................         41,881          40,916
Mandatorily redeemable preferred stock ....................................................            676           1,114
                                                                                                  --------        --------

       Total liabilities ..................................................................         61,778          61,223
                                                                                                  ========

Minority interest in subsidiary ...........................................................          2,665           2,578

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.02 par value; $100 liquidation preference; 1,000,000
     shares authorized; 13,884 shares outstanding .........................................              1               1
   Series A 11% Convertible Preferred stock $.02 par value, $1,000 liquidation
     preference, 34 shares outstanding ....................................................             34              34
   Common stock, $.06 par value; 5,000,000 shares authorized; 3,409,730
     and 3,409,299 shares outstanding .....................................................            206             208
   Additional paid-in capital .............................................................         23,572          23,571
   Accumulated deficit ....................................................................        (22,252)        (21,098)
                                                                                                  --------        --------

       Total stockholders' equity .........................................................          1,561           2,716
                                                                                                  --------        --------

       Total liabilities and stockholders' equity.........................................        $ 66,004        $ 66,517
                                                                                                  ========        ========




          See accompanying notes to consolidated financial statements

                            KUALA HEALTHCARE, INC.
                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)




                                                                                      Three Months Ended December 31,
                                                                                         1998                1997
                                                                                         ----                ----
                                                                                                (Unaudited)


Revenues:
Nursing home services................................................................ $     9,149         $     8,720
Infusion therapy and other medical services..........................................       7,306               7,584
                                                                                      -----------         -----------
           Total revenues............................................................      16,455              16,304
                                                                                      ------------        -----------

   Personnel.........................................................................       6,426               7,035
   Medical and nutritional product...................................................       4,493               4,100
   Health care and lodging...........................................................       2,095               1,919
   Selling, general and administrative...............................................       1,597               1,536
   Provision for uncollectible accounts..............................................         790                 153
   Depreciation and amortization.....................................................         389                 408
                                                                                      -----------         -----------

           Total operating expenses..................................................      15,790              15,151
                                                                                         ---------        -----------

           Income from operations....................................................         665               1,153
Interest and dividend income.........................................................          52                  16
Interest and other financing costs...................................................      (1,152)             (1,266)
Other income (expense), net..........................................................        (277)                159
Minority interest in earnings of subsidiary..........................................         (42)                (70)
                                                                                      ------------        ------------

         Income (loss) before income taxes, extraordinary gains......................        (754)                 (8)

Provision for income taxes...........................................................          85                 115
                                                                                      -----------         -----------

         Income (loss) before extraordinary gains....................................        (839)               (123)
                                                                                      ------------        ------------

Extraordinary gains..................................................................          --                 150
                                                                                      -----------         -----------

         Net (loss) income...........................................................        (839)                 26

Preferred dividends..................................................................         --                  --
                                                                                      -----------         ----------

           Net income (loss) available to common shareholders........................ $      (839)         $      26
                                                                                      ===========         ==========
Income (loss) per share:
     Basic
       Income (loss) before extraordinary gains...................................... $     (0.25)        $      (.01)
       Extraordinary gains...........................................................          --                0.01
                                                                                      -----------         -----------
           Net income (loss) available to common shareholders........................ $     (0.25)        $      0.00
                                                                                      ============        ===========

     Diluted
       Income (loss) before extraordinary items...................................... $     (0.25)               (.01)
       Extraordinary gains...........................................................          --                0.01
                                                                                      -----------         -----------
           Net income (loss) available to common shareholders........................ $     (0.25)        $      0.00
                                                                                      ============        ===========

Basic weighted average number of common shares.......................................   3,409,730           3,373,950

Diluted weighted average number of common shares.....................................   3,409,730           3,534,763




          See accompanying notes to consolidated financial statements

                            KUALA HEALTHCARE, INC.
                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)

                                                                                       Six Months Ended December 31,
                                                                                         1998                1997
                                                                                         ----                ----

                                                                                                (Unaudited)
Revenues:
Nursing home services...............................................................  $    18,153         $    17,975
Infusion therapy and other medical services.........................................       13,736              14,586
                                                                                      -----------         -----------
           Total revenues...........................................................       31,889              32,561
                                                                                      -----------         -----------

   Personnel........................................................................       13,203              14,016
   Medical and nutritional product..................................................        8,143               7,745
   Health care and lodging..........................................................        4,179               4,157
   Selling, general and administrative..............................................        3,194               3,283
   Provision for uncollectible accounts.............................................          884                 268
   Depreciation and amortization....................................................          801                 770
                                                                                      -----------         -----------

           Total operating expenses.................................................       30,404              30,239
                                                                                      -----------         -----------

           Income from operations...................................................        1,485               2,322
Interest and dividend income........................................................          114                  32
Interest and other financing costs..................................................       (2,312)             (2,551)
Other income (expense), net.........................................................         (276)                490
Minority interest in earnings of subsidiary.........................................          (76)               (136)
                                                                                      -----------         -----------

           Income (loss) before income taxes, extraordinary gains...................       (1,065)                157

Provision for income taxes..........................................................           90                 227
                                                                                      -----------         -----------

           Income (loss) continuing operations before extraordinary gains...........       (1,155)                (70)
                                                                                      -----------        ------------

Extraordinary gains.................................................................           --                 150
                                                                                      -----------         -----------

           Net income (loss)........................................................       (1,155)                 80

Preferred dividends.................................................................          (35)                (35)
                                                                                      -----------         -----------

           Net income (loss) available to common shareholders.......................  $    (1,190)        $        45
                                                                                      ============        ===========
Income (loss) per common share:

     Basic
       Income (loss) before extraordinary gains.......................................$     (0.35)        $     (0.01)
       Extraordinary gains............................................................        --                 0.01
                                                                                      -----------         -----------
           Net income available to common shareholders................................$     (0.35)        $      0.00
                                                                                      ============        ===========

     Diluted
       Income (loss) before extraordinary gains.......................................$     (0.35)        $     (0.01)
       Extraordinary gains............................................................        --                 0.01
                                                                                      -----------         -----------
           Net income available to common shareholders................................$     (0.35)        $      0.00
                                                                                      ============        ===========

Basic weighted average number of common shares........................................      3,409,730       3,373,950

Diluted weighted average number of common shares......................................      3,409,730       3,534,763




          See accompanying notes to consolidated financial statements

                            KUALA HEALTHCARE, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)



                                                                                    Six Months Ended December 31,
                                                                                        1998               1997
                                                                                        ----               ----
                                                                                              (Unaudited)

Operating activities:

   Net income (loss)..............................................................  $        (1,155)$           80

   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization expense....................................            809              770
         Amortization of deferred financing costs.................................             72               86
         Provision for uncollectible accounts.....................................            884              268
         (Gain) loss on translation of foreign currency debt......................             10               --
         Minority interest........................................................             76              136
         Increase (decrease) in cash from changes in:
           Patient funds..........................................................             16               38
           Accounts receivable....................................................          (1,915)           (125)
           Inventories............................................................            159               64
           Prepaid expenses and other current assets..............................            457             (649)
           Other assets...........................................................            235             (442)
           Taxes payable..........................................................             65              (31)
           Accounts payable.......................................................          2,036               24
           Other current liabilities..............................................          (1,222)           (679)
           Other liabilities......................................................            539               --
                                                                                    -------------   --------------

       Net cash provided by (used in) operating activities........................          1,066             (460)
                                                                                    -------------   --------------
Investing activities:
   Investment in Bach Pharmacy ...................................................            --                75
   Expenditures for property and equipment .......................................           (427)            (592)
                                                                                    --------------  --------------

       Net cash used in investing activities......................................           (427)            (517)
                                                                                    --------------  --------------

Financing activities:
   Payment on mandatorily redeemable preferred stock..............................           (436)            (437)
   Payments on debt...............................................................           (449)          (1,329)
   Net proceeds from exercise of common stock options.............................             34               16
   Payment of preferred dividends.................................................            --               (35)
                                                                                    -------------   --------------

       Net cash provided by (used in ) financing activities.......................           (851)          (1,785)
                                                                                   --------------   --------------




                           (Continued on next page)

                            KUALA HEALTHCARE, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)


                                                                                    Six Months Ended December 31,
                                                                                        1998               1997
                                                                                        ----               ----
                                                                                              (Unaudited)


Net (decrease ) increase in cash and cash equivalents............................  $         (212)  $       (2,762)
Cash and cash equivalents, beginning of period...................................             395            3,796
                                                                                   --------------   --------------

Cash and cash equivalents, end of period.........................................  $          183   $        1,034
                                                                                   ==============    =============

Supplemental disclosure of cash flow data:
     Interest paid...............................................................  $        1,124   $        1,158
                                                                                   ==============   ==============
     Income taxes paid...........................................................  $           --   $          105
                                                                                   ===============  ===============

Non cash investing and financing activity:
     Debt to equity conversion...................................................  $           --   $           --
     Dividend conversion.........................................................  $           --   $           --
     Stock issued in connection with investment..................................  $           --   $          210




          See accompanying notes to consolidated financial statements

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   The Company

     Kuala Healthcare, Inc.'s (the "Company" or "KUAL") present operations consist primarily of nursing home services and infusion therapy and other medical services. Nursing home services include the ownership, leasing, operation and management of nursing homes. Infusion therapy and other medical services include enteral and other medical services, primarily for patients in nursing homes, and intravenous and other infusion therapies for patients at home and in nursing homes. However, the Company has commenced development of three assisted living projects in New Jersey, totaling 320 beds, and is seeking to focus on developing, acquiring and operating assisted living facilities and other forms of senior housing, primarily in the northeastern United States. The Company has begun construction on an assisted living project in Midland Park, New Jersey scheduled for completion later this year.

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

     Kuala owns 57% of the common stock of Infu-Tech, Inc. ("Infu-Tech"); 43% of the common stock of Infu-Tech is publicly traded. The minority interest in the consolidated financial statements represents the minority stockholders' proportionate share of equity in Infu-Tech.

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

     Operating results for the six month period ended December 31, 1998, are not necessarily indicative of the result that may be expected for full year ending June 30, 1999.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

                            KUALA HEALTHCARE, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


3.   Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1998 and June 30, 1998 includes $56,000 and $163,000 respectively, held by Infu-Tech. A management and non-competition agreement between KUAL and Infu-Tech, which, as extended, expires September 30, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) KUAL.

     The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

4.   Other

     The previously announced exclusive period for Care One, LLC to attempt to negotiate a contract with the Company has expired and substantive discussions with other interested principals regarding alternative transactions are underway.

                            KUALA HEALTHCARE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended December 31, 1998 Compared with Three Months Ended December 31, 1997

Total revenues were $151,000, or 1% higher for 1998 compared with 1997, indicating no significant aggregate revenue changes.

Infusion therapy and other medical services revenues decreased by $278,000 or 4%, from $7,584,000 in 1997 to $7,306,000 in 1998. However, nursing home services revenues increased by $429,000 from $8,720,000 in 1997 to $9,149,000 in 1998.

Personnel costs decreased by $609,000, or 9%. The reduction is primarily attributable to overall reduction in staff in the nursing home division.

Costs of medical and nutritional products sold to patients and other customers increased by $393,000 or 10%, from $4,100,000 in 1997 to $4,493,000 in 1998.
As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs were 61% in 1998 and 54% in 1997. The increase in the medical and nutritional product costs as a percentage of sales is primarily attributable to Infu-Tech's increased revenues associated with Ceredase, a high cost drug, a capitation agreement, and margin reductions from operating in a managed care environment.

Health care and lodging expenses, which are incurred in connection with nursing home services, increased by $176,000 or 10%, primarily as a result of increased related revenues.

Selling, general and administrative costs increased by $61,000 or 4% as a result of modest increased costs at Infu-Tech.

The provision for uncollectible accounts was 5% of revenues in 1998 and 2% in 1997.

Other expense, net of $277,000 resulted principally from the assessment of Federal and State tax penalties and interest.

Minority interest in earnings of subsidiary of $42,000 in 1998 represents the portion of the net income of Infu-Tech and Bach's Pharmacy Services allocable to minority stockholders.

The provision for income taxes of $85,000 in 1998 and $115,000 in 1997 reflects a full tax charge for Infu-Tech (except for a significant non deductible expense in 1998), a 57% owned subsidiary which files its own federal tax return.

The net loss realized by common shareholders in 1998 was $839,000 or ($.25) cents per share compared to a net profit applicable to common shareholders in 1997 of $26,000 or $.00 cents per share.

                            KUALA HEALTHCARE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Six Months ended December 31, 1998 Compared with Six Months Ended December 31, 1997

Total revenues were $672,000, or 2% lower for 1998 compared with 1997, primarily due to a reduction in infusion therapy revenues.

Infusion therapy and other medical services revenues decreased by $850,000 or 6%, from $14,586,000 in 1997 to $13,736,000 in 1998.

Personnel costs decreased by $813,000, or 6%. The reduction is primarily attributable to targeted reduction in staff in the nursing home division.

Costs of medical and nutritional products sold to patients and other customers increased by $398,000 or 5%, from $7,745,000 in 1997 to $8,143,000 in 1998. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs were 59% in 1998 and 53% in 1997. The increase in the medical and nutritional product costs as a percentage of sales is primarily attributable to Infu-Tech's increased revenues associated with Ceredase, a high cost drug, a capitation agreement, and margin reductions from operating in a managed care environment.

Health care and lodging expenses, which are incurred in connection with nursing home services, increased by $22,000 or about 1% indicating no significant events.

Selling, general and administrative costs decreased by $89,000 or 3% as a result of greater efficiencies being implemented.

The provision for uncollectible accounts was 2% of revenues in 1998 and 1% in 1997.

Other expense, net of $276,000 includes an expense of $200,000 associated with the assessment of Federal and State tax penalties and related interest. The Company has filed appeals in this regard.

There remain outstanding Federal and State income tax returns for previous years which are presently being completed. The Company believes that no additional Federal taxes are due. The Company has Federal and State tax liabilities and claims outstanding including claims related to late filing of tax returns.

Minority interest in earnings of subsidiary of $76,000 represents the portion of the net income of Infu-Tech and Bach's Pharmacy Services allocable to minority stockholders. Minority interest in earnings of subsidiary of $58,000 represents the portion of net income of Infu-Tech allocable to minority stockholders.

The provision for income taxes of $90,000 in 1998 and $227,000 in 1997 reflects a full tax charge for Infu-Tech (increased because of a significant non-deductible expense in 1998), a 57% owned subsidiary which files its own federal tax return.

The net loss realized by to common shareholders in 1998 was $1,190,000 or ($.35) cents per share compared to net income available to common shareholders in 1997 of $45,000 or $.00 cents per share.

                            KUALA HEALTHCARE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had stockholders' equity of approximately $1.8 million and total liabilities of approximately $61.6 million, of which approximately $44.9 million related to debt. The majority of the debt represents mortgages on three facilities, aggregating $36.6 million, as well as a $2.4 million mortgage, refinanced in May 1998, due June 1, 2005 and secured by another facility. Other debt includes: a) SFr 643,820 (approximately $443,000) principal amount of 6% Swiss franc denominated bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); b) SFr 619,500 (approximately $426,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998, the maturity of which has been renegotiated and as to which the Company is making partial payments; c) $1,213,000 principal amount of 8% notes due 1999; and d) $3,400,000 principal amount of 6% notes due 2003.

In October, 1995, subsidiaries of the Company sold redeemable preferred stock for a total of $3.5 million. In June 1997 when one of the subsidiaries sold the facility it had owned some of the proceeds were used to redeem a portion of the preferred stock. As of December 31, 1998 the preferred stock outstanding was $896,000. Of this, $875,000 is due within 12 months.

In October, 1995, the Company negotiated terms to convert $1,464,000, and in October 1996 negotiated to convert $143,000, in payables owed to a major service provider of the Company into notes with interest at a rate of 10%. In September 1998, this agreement was amended to allow for 24 equal monthly payments of the balance due on the notes, along with additional amounts due, commencing September, 1998. The liability at December 31, 1998 is approximately $1.5 million. The Company has at times not paid this obligation timely but subsequently became current. However, it is presently delinquent on these obligations since December 26, 1998.

The Company's cash and cash equivalents balance decreased from $395,000 at June 30, 1998 to $183,000 at December 31, 1998, which includes, at December 31, 1998, $56,000 held by Infu-Tech. A management and non-competition agreement with Infu-Tech, which expires July, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) KUAL. However, KUAL owes $2.5 million to Infu-Tech for products and services purchased.

Net cash provided by operating activities during the six months ended December 31, 1998 was approximately $1.1 million as compared to approximately $.5 million used in the 1997 period. Cash was provided primarily by an increase in payables of $2 million, a reduction in prepaid and other assets of $.5 million and inventory $.2 million, offset by an increase in accounts receivable of $1.9 million and operating loss of $1.2 million.

At December 31, 1998, the Company had a working capital deficiency of approximately $.9 million. Excluding Infu-Tech, which had working capital of approximately $3.5 million, the Company's working capital deficiency would be $4.4 million. While the Company continues to experience significant cash flow constraints including delinquency in meeting certain company obligations, it continues to use a combination of operating cash flow and realization of assets into cash as a means of seeking to satisfy ongoing obligations. It has significant marketable assets which can be used for this purpose.

During the six months ended December 31, 1998, the Company repaid $449,000 of debt, redeemed $436,000

                            KUALA HEALTHCARE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



of mandatorily redeemable preferred stock and accrued preferred stock dividends of $35,000 .

While the Company has had essentially no arrangements under which it can make borrowings, recently two nursing home companies, Cape May Care Center, Inc. and TNS Nursing Homes of Pennsylvania, Inc., both which are subsidiaries of TNS Nursing Homes, Inc. (a wholly-owned subsidiary of the Company), have closed on Accounts Receivable Financings providing for borrowing on a continuing and revolving basis, secured by the healthcare receivables it originates. The aggregate loans cannot exceed $1,500,000 in total.

Medicare procedures requires that subsequent to the year during which expenditures are made, cost reports are filed. The Company is preparing to file its 1998 Medicare Cost Reports shortly, and anticipates receiving payments due from Medicare estimated to aggregate $735,000 and which has been reflected in income. These proceeds are normally paid in substantial part within 60 days of receipt of the Report, with the balance payable subsequent to finalization by Medicare.

Impact of Year 2000

The Company is in the process of conducting a review of its business systems, including its computer systems, and has sent written inquiries to its customers, distributors and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. This review is expected to be completed by March 1999. Based on this review, the Company will implement a plan to achieve Year 2000 compliance. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred no direct costs to date due to Year 2000 problems. The Company estimates the cost of its year 2000 efforts to be approximately $650,000. The total cost estimate is based on management's current assessment and is subject to change.

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

                        None

         Item 5.        Other Information

                        None

         Item 6.        Exhibits and Reports on Form 8-K

                        A.   Reports on Form 8-K during the quarter
                             ended December 31, 1998

                             None

                            KUALA HEALTHCARE, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Kuala Healthcare, Inc.


Date: February 22, 1999                   /s/ JACK ROSEN
      -----------------                   --------------
                                          Jack Rosen
                                          Chairman and Director
                                          (Chief Executive Officer)



Date: February 22, 1999                   /s/ JOSEPH ROSEN
      -----------------                   ----------------
                                          Joseph Rosen
                                          Vice President
                                          Interim Principal Accounting Officer