Form 10-Q
period 1999-03-31
KUALA HEALTHCARE INC
filed 1999-05-18
CIK 354761

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 10, 1999, the Registrant had outstanding 3,409,729 shares of its $.06 par value Common Stock.



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

         Consolidated Balance Sheets at March 31, 1999 (Unaudited)
           and June 30, 1998......................................................................... 3

         Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1999 and 1998............................................................. 4

         Consolidated Statements of Operations (Unaudited) for the nine months ended
           March 31, 1999 and 1998...................................................................5

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 1999 and 1998............................................................. 6 - 7

         Notes to Unaudited Consolidated Financial Statements........................................ 8 - 9

         Item 2

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................................... 10- 13

Part II - Other Information.......................................................................... 14

         Signatures.................................................................................. 15


                             KUALA HEALTHCARE, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                  March  31,     June 30,
                                                                                     1999          1998
                                                                                     ----          ----
                                                                                 (Unaudited)    (Audited)
                                                 ASSETS
Current assets:
   Cash and cash equivalents .................................................     $    451      $    395
   Patients' funds ...........................................................          188           204
   Accounts receivable, net of allowances for uncollectible accounts
     of $4,064 and $3,681 ....................................................       15,943        13,763
   Inventories ...............................................................        2,052         1,987
   Deferred income taxes .....................................................          551           551
   Prepaid expenses and other current assets .................................        1,831           993
                                                                                   --------      --------

       Total current assets ..................................................       21,016        17,893

Property and equipment, at cost, net of accumulated depreciation
   and amortization of $6,793 and $5,937 .....................................       44,279        44,724
Goodwill, net of accumulated amortization ....................................          114           125
Other assets .................................................................        3,940         3,775
------------------------------------------------------------------------------     --------      --------

       Total assets ..........................................................     $ 69,349      $ 66,517
                                                                                   ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long term debt .........................................     $  4,214      $  3,916
   Income taxes payable ......................................................          186           180
   Accounts payable ..........................................................       14,538        10,389
   Other current liabilities .................................................        4,099         4,708
                                                                                   --------      --------

       Total current liabilities .............................................       23,037        19,193

Long-term debt, net of current portion .......................................       43,057        40,916
Mandatorily redeemable preferred stock .......................................         --           1,114
                                                                                   --------      --------

       Total liabilities .....................................................       66,094        61,223
                                                                                   ========       ========

Minority interest in subsidiary ..............................................        2,671         2,578

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.02 par value; $100 liquidation preference; 1,000,000
     shares authorized; 13,884 shares outstanding ............................            1             1
   Series A 11% Convertible Preferred stock $.02 par value, $1,000 liquidation
     preference, 34 shares outstanding .......................................           34            34
   Common stock, $.06 par value; 5,000,000 shares authorized; 3,409,729
     and 3,409,299 shares outstanding ........................................          206           208
   Additional paid-in capital ................................................       23,570        23,571
   Accumulated deficit .......................................................      (23,227)      (21,098)
                                                                                   --------      --------

       Total stockholders' equity ............................................          584         2,716
                                                                                   --------      --------

       Total liabilities and stockholders' equity ............................     $ 69,349      $ 66,517
                                                                                   ========       ========


           See accompanying notes to consolidated financial statements

                             KUALA HEALTHCARE, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                                   Three Months Ended March  31,
                                                                     1999               1998
                                                                     ----               ----
                                                                            (Unaudited)
Revenues:
Nursing home services .......................................     $     8,125      $     8,799
Infusion therapy and other medical services .................           7,311            7,013
                                                                  -----------      -----------
           Total revenues ...................................          15,436           15,812
                                                                  -----------      -----------

   Personnel ................................................           6,926            6,855
   Medical and nutritional product ..........................           4,628            3,715
   Health care and lodging ..................................           2,007            2,042
   Selling, general and administrative ......................           1,492            1,740
   Provision for uncollectible accounts .....................             152             (169)
   Depreciation and amortization ............................             392              407
                                                                  -----------      -----------
           Total operating expenses .........................          15,597           14,590
                                                                  -----------      -----------

           Income from operations ...........................            (161)           1,222
Interest and dividend income ................................             119               55
Interest and other financing costs ..........................          (1,147)          (1,183)
Other income (expense), net .................................             173               96
Minority interest in earnings of subsidiary .................              15              (77)
                                                                  -----------      -----------

         Income (loss) before income taxes ..................           (1001)             113

Provision for income taxes ..................................             (59)             108
                                                                  -----------      -----------

         Net income (loss) ..................................            (942)               5

Preferred dividends .........................................            --                (39)
                                                                  -----------      -----------

           Net income (loss) available to common shareholders     $      (942)     $       (34)
                                                                  ===========      ===========


Earnings (loss) per share:
     Basic
       Income (loss) before extraordinary gains .............     $     (0.28)     $     (0.01)
       Extraordinary gains ..................................            --               --
                                                                  -----------      -----------
           Net income (loss) available to common shareholders     $     (0.28)     $     (0.01)
                                                                  ===========      ===========

     Diluted
       Income (loss) before extraordinary items .............     $     (0.28)           (0.01)
       Extraordinary gains ..................................            --               --
                                                                  -----------      -----------
           Net income (loss) available to common shareholders     $     (0.28)     $     (0.01)
                                                                  ===========      ===========

Basic weighted average number of common shares ..............       3,409,729        3,376,409

Diluted weighted average number of common shares ............       3,409,729        3,579,126


           See accompanying notes to consolidated financial statements

                             KUALA HEALTHCARE, INC.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                Nine Months Ended March 31,
                                                                                  1999              1998
                                                                                  ----              ----
                                                                                         (Unaudited)
Revenues:
Nursing home services ....................................................     $    26,278      $    26,774
Infusion therapy and other medical services ..............................          21,047           21,599
                                                                               -----------      -----------
           Total revenues ................................................          47,325           48,373
                                                                               -----------      -----------

   Personnel .............................................................          20,129           20,870
   Medical and nutritional product .......................................          12,771           11,460
   Health care and lodging ...............................................           6,186            6,199
   Selling, general and administrative ...................................           4,686            5,023
   Provision for uncollectible accounts ..................................           1,036              100
   Depreciation and amortization .........................................           1,193            1,177
                                                                               -----------      -----------

           Total operating expenses ......................................          46,001           44,829
                                                                               -----------      -----------

           Income from operations ........................................           1,324            3,544
Interest and dividend income .............................................             233               87
Interest and other financing costs .......................................          (3,459)          (3,734)
Other income (expense), net ..............................................            (103)             586
Minority interest in earnings (loss) of subsidiary .......................             (61)            (213)
                                                                               -----------      -----------

           Income (loss) before income taxes, extraordinary gains ........          (2,066)             270

Provision for income taxes ...............................................              31              335
                                                                               -----------      -----------

           Income (loss) continuing operations before extraordinary gains.          (2,097)             (65)
                                                                                                -----------

Extraordinary gains ......................................................            --                150
                                                                               -----------      -----------

           Net Income (loss) .............................................          (2,097)              85

Preferred dividends ......................................................             (35)             (74)
                                                                               -----------      -----------

           Net income (loss) available to common shareholders ............     $    (2,132)     $        11
                                                                               ===========      ===========

Income (loss) per common share:

     Basic
       Income (loss) before extraordinary gains ..........................     $     (0.63)     $     (0.04)
       Extraordinary gains ...............................................            --               0.04
                                                                               -----------      -----------
           Net income available to common shareholders ...................     $     (0.63)     $      0.00
                                                                               ===========      ===========

     Diluted
       Income (loss) before extraordinary gains ..........................     $     (0.63)     $      0.04
       Extraordinary gains ...............................................            --              (0.04)
                                                                               -----------      -----------
           Net income available to common shareholders ...................     $     (0.63)     $      0.00
                                                                               ===========      ===========

Basic weighted average number of common shares ...........................       3,409,729        3,375,254

Diluted weighted average number of common shares .........................       3,409,729        3,460,669


           See accompanying notes to consolidated financial statements

                             KUALA HEALTHCARE, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Nine Months Ended March 31,
                                                                                  1999        1998
                                                                                  ----        ----
                                                                                    (Unaudited)
Operating activities:

   Net income (loss) ......................................................     $(2,132)     $    85

   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization expense ............................       1,193        1,177
         Amortization of deferred financing costs .........................          11          188
         Provision for uncollectible accounts .............................       1,036          100
         (Gain) loss on translation of foreign currency debt ..............                      (34)
         Minority interest ................................................          93          213
         Increase (decrease) in cash from changes in:
           Patient funds ..................................................          16           41
           Accounts receivable ............................................      (3,216)        (739)
           Inventories ....................................................         (65)        (471)
           Prepaid expenses and other current assets ......................        (838)        (693)
           Other assets ...................................................        (164)        (428)
           Taxes payable ..................................................           6           76
           Accounts payable ...............................................       4,149          720
           Other current liabilities ......................................        (311)        (177)
           Other liabilities ..............................................       2,740         --
                                                                                -------      -------

       Net cash provided by (used in) operating activities ................       2,518           58
                                                                                -------      -------

Investing activities:
   Investment in Bach Pharmacy ............................................        --             83
   Expenditures for property and equipment ................................        (748)      (1,201)
                                                                                -------      -------

       Net cash used in investing activities ..............................        (748)      (1,118)
                                                                                -------      -------

Financing activities:
   Payment on mandatorily redeemable preferred stock ......................      (1,114)        (655)
   Payments on debt .......................................................        (600)      (1,668)
   Net proceeds from exercise of common stock options .....................        --             34
   Payment of preferred dividends .........................................        --            (74)
                                                                                -------      -------

       Net cash provided by (used in) financing activities ................      (1,714)      (2,363)
                                                                                -------      -------

                            (Continued on next page)

                             KUALA HEALTHCARE, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                         Nine Months Ended March  31,
                                                              1999         1998
                                                              ----         ----
                                                                (Unaudited)

Net (decrease) increase in cash and cash equivalents...     $    56     $(3,423)
Cash and cash equivalents, beginning of period ........         395       3,796
                                                            -------     -------

Cash and cash equivalents, end of period ..............     $   451     $   373
                                                            =======     =======

Supplemental disclosure of cash flow data:
     Interest paid ....................................     $ 3,459     $ 2,251
                                                            =======     =======
     Income taxes paid ................................     $  --       $   105
                                                            =======     =======

Non cash investing and financing activity:
     Debt to equity conversion ........................     $  --       $  --
     Dividend conversion ..............................     $  --       $  --
     Stock issued in connection with investment .......     $  --       $   210

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

     Operating results for the nine month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for full year ending June 30, 1999.

     These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

                             KUALA HEALTHCARE, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


3.   Cash and Cash Equivalents

     Cash and cash equivalents at March 31, 1999 and June 30, 1998 includes $229,000 and $163,000 respectively, held by Infu-Tech. A management and non-competition agreement between KUAL and Infu-Tech, which, as extended, expires September 30, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) KUAL.

     The Company classifies all highly liquid investments with maturities of three months or less when purchased as cash equivalents.

4.   Subsequent Event

     On May 11, 1999 a subsidiary of KUAL sold its 75% interest in Bach's Pharmacy Services, L.L.C. to a subsidiary of Omnicare, Inc.

                              KUALA HEALTHCARE, INC

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 1999 Compared with Three Months Ended March
31, 1998

Total revenues decreased by $376,000, or 2%, for 1999 compared with 1998, principally due to a decline in nursing home services.

Infusion therapy and other medical services revenues increased by $298,000 or 4%, from $7,013,000 in 1998 to $7,311,000 in 1999. However, nursing home services revenues decreased by $674,000 from $8,799,000 in 1998 to $8,125,000 in 1999. As a result of changes in Medicare reimbursement procedures, including implementation of the Prospective Payment System ("PPS"), the nursing homes are now being reimbursed based upon 1995 Medicare costs adjusted for acuity levels. The PPS reimbursement system is negatively impacting the entire nursing home industry, including the Company's facilities. The impact of PPS has led the Company to reduce the number of Medicare patients it is willing to accept, thus resulting in lowered census. Additionally, the emerging growth of assisted living competition is resulting in lower nursing home census, impacting Company revenue and net income. The effect of these factors could result in some of the nursing homes not meeting certain loan covenants.

Personnel costs increased by $71,000, or 1%. Increased personnel costs are primarily associated with unionized facilities reflecting contractual wage increases.

Costs of medical and nutritional products sold to patients and other customers increased by $913,000 or 25%, from $3,715,000 in 1998 to $4,628,000 in 1999. As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs were 63% in 1999 and 53% in 1998. The increase in the medical and nutritional product costs as a percentage of sales is attributable to increased revenues of specialty pharmaceuticals like Cerezyme and Synagis (which are high priced products with gross margins less than company average), and margin reductions from operating in a managed care environment.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $35,000 or 2%, primarily as a result of declining revenues.

Selling, general and administrative costs decreased by $248,000 or 14% as a result of decreased costs at Infu- Tech and nursing home services..

The provision for uncollectible accounts was 1% of revenues in 1999 and (1%) in 1998.

Other income, net, was $173,000 in 1999 compared with other income net of $96,000 in 1998.

Minority interest in earnings of subsidiary of $15,000 in 1999 represents the portion of the net income of Infu-Tech and Bach's Pharmacy Services allocable to minority stockholders.

The provision for income taxes of ($59,000) in 1999 and $108,000 in 1998 reflects a full tax charge for Infu- Tech (except for a significant non deductible expense in 1998), a 57% owned subsidiary which files its own federal tax return.

                              KUALA HEALTHCARE, INC



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The net loss realized by common shareholders in 1999 was $942,000 or ($0.28) cents per share compared to a net loss realized by common shareholders in 1998 of $34,000 or ($0.01) cents per share.

Nine Months ended March 31, 1999 Compared with Nine Months Ended March 31, 1998

Total revenues declined $1,048,000, or 2%, for 1999 compared with 1998, primarily due to a reduction in infusion therapy revenues and nursing home services. As a result of changes in Medicare reimbursement procedures, including implementation of the Prospective Payment System ("PPS"), the nursing homes are now being reimbursed based upon 1995 Medicare costs adjusted for acuity levels. The PPS reimbursement system is negatively impacting the entire nursing home industry, including the Company's facilities. The impact of PPS has led the Company to reduce the number of Medicare patients it is willing to accept, thus resulting in lowered census. Additionally, the emerging growth of assisted living competition is resulting in lower nursing home census, impacting Company revenue and net income. The effect of these factors could result in some of the nursing homes not meeting certain loan covenants.

Infusion therapy and other medical services revenues decreased by $552,000 or 3%, from $21,599,000 in 1998 to $21,047,000 in 1999.

Personnel costs decreased by $741,000, or 4%. The reduction is primarily attributable to targeted reduction in staff in the nursing home division.

Costs of medical and nutritional products sold to patients and other customers increased by $1,311,000 or 11%, from $11,460,000 in 1998 to $12,771,000 in 1999.
As a percentage of infusion therapy and other medical services revenues, medical and nutritional product costs were 61% in 1999 and 53% in 1998. The increase in the medical and nutritional product costs as a percentage of sales is attributable to Infu-Tech's increased revenues of specialty pharmaceuticals like Cerezyme and Synagis (which are high priced products with gross margins which are less then company average), and margin reductions from operating in a managed care environment.

Health care and lodging expenses, which are incurred in connection with nursing home services, decreased by $13,000 primarily due to a $35,000 decrease in the third quarter because of a decreased census.

Selling, general and administrative costs decreased by $337,000 or 6% as a result of greater efficiencies being implemented.

The provision for uncollectible accounts was 2% of revenues in 1999 and less than 1% in 1998.

Other expense, net, of $103,000 includes an expense of $100,000 associated with the assessment of Federal and State tax penalties and related interest. The Company has filed appeals from the imposition of these penalties.

There are Federal and State income tax returns for previous years which were not filed when due. The Company has completed a substantial portion of those outstanding Federal and State income tax returns for

                              KUALA HEALTHCARE, INC



previous years. It is contemplated that all prior year returns will be completed and filed shortly. The Company believes that no additional Federal taxes are due. The Company has Federal and State tax liabilities and claims outstanding including claims related to late filing of tax returns.

Minority interest in loss of subsidiary of $61,000 represents the portion of the net loss of Infu-Tech and net income from Bach's Pharmacy Services allocable to minority stockholders.

The provision for income taxes of $31,000 in 1999 and $335,000 in 1998 reflects a full tax charge for Infu- Tech (increased because of a significant non-deductible expense in 1998), a 57% owned subsidiary which files its own federal tax return.

The net loss realized by to common shareholders in 1999 was $2,132,000 or ($0.63) cents per share compared to net income available to common shareholders in 1998 of $11,000 or $.00 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had stockholders' equity of approximately $584,000 and total liabilities of approximately $66.1 million, of which approximately $47.3 million related to debt. The majority of the debt represents mortgages on three facilities, aggregating $36.6 million, as well as a $2.4 million mortgage, refinanced in May 1998, due June 1, 2005 and secured by another facility. Other debt includes: a) SFr 643,820 (approximately $443,000) principal amount of 6% Swiss franc denominated bonds which remain unpaid although they matured on June 27, 1995 (the "Bonds"); b) SFr 619,500 (approximately $426,000) principal amount of 8% Swiss franc denominated bonds due June 27, 1998, the maturity of which has been renegotiated and as to which the Company has made partial payments; c) $1,213,000 principal amount of 8% notes due 1999; and d) $3,400,000 principal amount of 6% notes due 2003.

In October, 1995, subsidiaries of the Company sold redeemable preferred stock for a total of $3.5 million. In June 1997 when one of the subsidiaries sold the facility it had owned, some of the proceeds were used to redeem a portion of the preferred stock.

In October, 1995, the Company negotiated terms to convert $1,464,000, and in October 1996 negotiated to convert $143,000, in payables owed to a major service provider into notes with interest at 10% per annum. In September 1998, this agreement was amended to allow for 24 equal monthly payments of the balance due on the notes, along with additional amounts due, commencing September, 1998. The liability at March 31, 1999 was approximately $1.9 million. The Company has at times not paid this obligation timely but subsequently become current. However, while the Company believes it is current with regard to the notes, it is delinquent with regard to amounts owed for services.

The Company's cash and cash equivalents balance increased from $395,000 at June 30, 1998 to $413,000 at March 31, 1999, which includes, at March 31, 1999,
$229,000 held by Infu-Tech. A management and non-competition agreement with Infu-Tech, which expires July, 2000, prohibits Infu-Tech from lending money to (or borrowing money from) KUAL. The Company owes $2.7 million to Infu-Tech, inclusive of interest charges.

Net cash provided by operating activities during the nine months ended March 31, 1999 was approximately $2.5 million as compared to approximately $.1 million used in the 1998 period. Cash was provided primarily

                              KUALA HEALTHCARE, INC



by an increase in payables of $4.1 million, an increase in other liabilities of $2.8 million and an increase in the provision for uncollectible accounts of $1.0 million, offset by an increase in accounts receivable of $3.2 million and an operating loss of $2.1 million.

At March 31, 1999, the Company had a working capital deficiency of approximately $2.0 million. Excluding Infu-Tech, which had working capital of approximately $2.9 million, the Company's working capital deficiency would be $4.9 million. While the Company continues to experience significant cash flow constraints including delinquency in meeting certain company obligations, it continues to use a combination of operating cash flow and realization of assets into cash as a means of seeking to satisfy ongoing obligations.
It has significant marketable assets which can be used for this purpose.

During the nine months ended March 31, 1999, the Company repaid $600,000 of debt, redeemed $1,114,000 of mandatorily redeemable preferred stock and accrued preferred stock dividends of $35,000 .

While the Company has had essentially no arrangements under which it can make borrowings, earlier this year two nursing home companies, Cape May Care Center, Inc. and TNS Nursing Homes of Pennsylvania, Inc., both of which are subsidiaries of TNS Nursing Homes, Inc. (a wholly-owned subsidiary of the Company), have closed on Accounts Receivable Financings providing for borrowing on a continuing and revolving basis, secured by the healthcare receivables it originates. The aggregate loans cannot exceed $1,500,000 in total.

Medicare procedures require that subsequent to the year during which expenditures are made, cost reports are filed. The Company is preparing to file its 1998 Medicare Cost Reports shortly, and anticipates receiving payments from Medicare estimated to aggregate $735,000. That sum has been reflected in income. These proceeds are normally paid in substantial part within 60 days of receipt of the Report, with the balance payable subsequent to finalization by Medicare.

Impact of Year 2000

The Company is in the process of conducting a review of its business systems, including its computer systems, and has sent written inquiries to its customers, distributors and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. This review is expected to be completed by June 1999. Based on this review, the Company will implement a plan to achieve Year 2000 compliance. The Company believes that it will achieve year 2000 compliance in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems, suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company has incurred no direct costs to date due to Year 2000 problems. The Company estimates the cost of its year 2000 efforts to be approximately $650,000. The total cost estimate is based on management's current assessment and is subject to change.

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

                        None

         Item 5.        Other Information

                        None

         Item 6.        Exhibits and Reports on Form 8-K

                        A. Reports on Form 8-K during the quarter ended March
                           31, 1999

                              None

                             KUALA HEALTHCARE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Kuala Healthcare, Inc.


Date: May 17, 1999                /S/ JACK ROSEN
      ------------                ----------------------------------------------
                                  Jack Rosen
                                  Chairman and Director
                                  (Chief Executive Officer)



Date: May 17, 1999                /S/ JOSEPH ROSEN
      ------------                ----------------------------------------------
                                  Joseph Rosen
                                  Vice President
                                  Interim Principal Accounting Officer